Form 10-K
period 1998-12-31
LAMAR CAPITAL CORP
filed 1999-03-31
CIK 1067489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
or
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission file number: 000-25145

                            LAMAR CAPITAL CORPORATION
             (exact name of Registrant as specified in its charter)

         MISSISSIPPI                                  64-0733976
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation of organization)

401 Shelby Speights Drive, Purvis , MS      39475
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: 601-794-6047

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
         Title of Each Class                          Which Registered
         -------------------                     -------------------------
               None                                     None

Securities registered pursuant to section 12(g) of the Act:

         Common Stock,  $.50 par value              (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at February 28, 1999
         Common stock, $.50 par value                   4,315,707 Shares

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant on February 28, 1999 was $26,588,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following  documents are  incorporated  by reference to
Part I, II, and III of the Form 10-K report: Proxy Statement dated April 12, 1999 for Registrant's Annual Meeting of Stockholders to be held May 11, 1999 (Part III).

                            LAMAR CAPITAL CORPORATION
                                    FORM 10-K
                                      INDEX


                                                                           PAGE
                                                                           ----
                                     PART I
ITEM 1.    BUSINESS............................................................1
ITEM 2.    PROPERTIES.........................................................10
ITEM 3.    LEGAL PROCEEDINGS..................................................12
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

                                     PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS................................................12
ITEM 6.    SELECTED FINANCIAL DATA............................................14
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................15
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................31
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................55

                                    PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................55
ITEM 11.   EXECUTIVE COMPENSATION.............................................55
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.........................................................55
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................55

                                     PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....55

SIGNATURES....................................................................57

                            LAMAR CAPITAL CORPORATION
                                    FORM 10-K

                                     PART I


         In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis." All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projects in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1.  BUSINESS

Background

         Lamar Capital Corporation (the "Company") was formed in 1986 to serve as a holding company for Lamar Bank (the "Bank"). The Company conducts its business activities through the Bank and the other subsidiaries described below.

         Since the establishment of the Bank (then called Lamar County Bank) in 1904 in Purvis, Mississippi, the Bank has grown to seven banking facilities in three southeastern Mississippi counties. Most of this growth has occurred in the last decade as management responded to opportunities presented by the growth of the Lamar County and Hattiesburg, Mississippi market areas.

         In 1935, the Bank expanded outside of Purvis by acquiring the Sumrall Bank, located in the extreme north end of Lamar County. In 1980, the Bank moved into its current main office facilities. In response to the rapid growth of northeast Lamar County, the Bank built a branch on Highway 98 West in Hattiesburg in 1989, marking the Bank's initial entry into the Hattiesburg market area. In 1991, the Bank expanded for the first time into another county by purchasing the Prentiss branch of a failed savings and loan association from the Resolution Trust Corporation. In 1994, the Bank opened a second Hattiesburg branch in the newly constructed Turtle Creek Mall. This opening was followed by the Bank's first entry into Forrest County, Mississippi with the opening of the Petal branch in 1996. In June of 1998, the Bank acquired property which will be used to open a new branch in Hattiesburg, Mississippi on Hardy Street, a major thoroughfare, near the main campus of the University of Southern Mississippi. This branch is expected to open in the second half of 1999.

         During the 1990's, the Company also expanded its financial products and its customer base. In 1992, the Bank established a consumer finance subsidiary, Southern Financial Services, Inc. ("SFSI"), which makes consumer loans to persons who may not be eligible for financing from the Bank. SFSI, has offices in Purvis, Hattiesburg, Petal, Prentiss, Monticello, Poplarville and Gulfport, Mississippi. In 1997, the Company founded The Mortgage Shop, Inc. ("MSI"), located in Hattiesburg, Mississippi. MSI originates B and C grade mortgage loans which are sold in the secondary market. Most recently the Bank further expanded the range of services offered by entering an arrangement with Robert Thomas Securities, Inc. to provide stock and other securities trading services for customers of the Bank and other investors. These services are provided in Hattiesburg and by appointment at other locations. With the addition of these services, the Company is executing its strategy of offering a broad range of banking and financial services with the personalized focus of a community banking organization.

         The Company continues to look for additional expansion opportunities, either by establishing de novo banking offices or by acquiring existing institutions in the financial services industry. The Company intends to consider various strategic acquisitions of banks or banking assets in those areas that management believes would complement and increase the Company's existing business, or expand in market areas or product lines that management considers attractive.

Lines of Business

         Historically, the Company has extended credit and provided general banking services through its banking center network to individuals and small and medium-sized businesses. During the past several years the Company has sought new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company's efforts to enrich its asset mix, each of these lines of business is an outgrowth of the community banking and lending services that the Company has performed over the years. In keeping with the Company's operating philosophy, each of these businesses has been carefully developed and is subject to various quality controls. The Company's principal lines of business are:


     o Real Estate Lending. The Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. The Bank makes mortgage loans with a variety of terms, including fixed and floating rates. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which prescribe maximum loan-to-value ratios and maturities. Management expects that these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market and to minimize the risk of loss that could result from a downturn in that market. Generally, the Bank retains real estate loans with maturities under ten years and sells mortgage loans with longer maturities. MSI originates B and C grade mortgage loans which are sold in the secondary market.

     o Consumer Lending. The Bank and SFSI offer consumer installment loans to business owners and other individuals for personal, family and household purposes. Consumer loan repayments depend upon a borrower's financial stability and are more likely to be adversely affected by job loss, divorce, illness and other personal hardships. In addition, collateral such as automobiles and other personal property securing consumer loans depreciates rapidly and sometimes is an inadequate repayment source if a borrower defaults. In evaluating these loans, the Bank requires its lending officers to review the borrower's level and stability of income, past credit history and the impact of these factors on the borrower's ability to repay the loan in a timely manner. In addition, the Bank requires that its banking officers maintain an appropriate margin between the loan amount and collateral value.

     o    Commercial  Lending.   The  Bank's  commercial  loan  portfolio  is
          dispersed among various business lines such as commercial construction, trucking, timber, utilities, auto and recreational vehicles, farm supplies and heavy equipment. Such loans are primarily for the financing of accounts receivable, property, plant, equipment and inventory. The Bank also offers Small Business Administration loans. Commercial lending entails greater risks than traditional, single family residential lending. Commercial loans typically involve larger loan balances concentrated in fewer borrowers. The analysis of commercial loans, which requires expertise in evaluating a commercial enterprise and its collateral, is generally more complex than the analysis required for single family residential lending. Like consumer loans, commercial loans are subject to adverse conditions in the economy, as well as the market for the specific goods and services sold by the commercial borrower. Loans secured by commercial real estate can also be affected by trends in the local real estate market. In making these loans, the Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors.

     o Deposits and Other Borrowings. Deposits are a key component of the Company's banking business, serving as a source of funding for lending as well as for increasing customer account relationships. The Company offers competitively priced deposit products, including checking, savings and time deposit accounts, seeking to increase core deposits and market share. Borrowings, principally from the Federal Home Loan Bank ("FHLB"), and lines of credit with other banks, provide other sources of liquidity.

     o Brokerage Services. The Bank provides brokerage services through a joint arrangement with Robert Thomas Securities, Inc., a subsidiary of Raymond James & Associates, Inc. These services are provided in Hattiesburg and by appointment at other locations. The Company developed brokerage services to (1) help retain existing customers who were seeking alternative investments, (2) attract additional, sophisticated customers from its market areas, and (3) to enhance the Company's franchise by offering a broader scope of financial services.

     o Investments. The Company's investment securities, together with cash and cash equivalents, provide an important source of liquidity. The Company uses its investments as collateral for borrowings and to secure public fund deposits. The investment portfolio is managed by an internal committee chaired by the President in accordance with policies approved by the Company's Board of Directors.

         The Company's operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan and deposit products. The Company is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the statement of condition or results of operations.


Competition

         The Company competes with several local and regional commercial banks, thrifts, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Bank's markets from other financial institutions as well as other "non-bank" companies which engage in similar activities. Some of the Company's competitors are not subject to the degree of regulatory review and restrictions which apply to the Bank. In addition, the Company must compete with much larger financial institutions which have greater financial resources than the Company and aggressively compete for market share in the Lamar/Forrest County market. These competitors attempt to gain market share through their financial products mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more competitive pressure on smaller financial institutions. The Company also competes with insurance companies, savings banks, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers, investment advisors and credit unions. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and non-bank entities will continue to grow.

Employees

         As of December 31, 1998, the Bank had 130 employees of whom 114 were full-time and 16 part-time. MSI has four full-time employees and SFSI has 24 employees of whom 19 were full-time and five part-time. In addition to a bonus program, the Bank currently maintains an employee benefit program providing, among other benefits, a self-insured medical plan, a profit sharing and 401(k) retirement plan, employee stock ownership plan and life and disability insurance. In August of 1998, the Company adopted a stock incentive plan under which it plans to grant stock options for selected employees. These employee benefits, as a whole, are considered by management to be generally competitive with employee benefits provided by other employers in Mississippi. The Company believes the future success of its subsidiaries will depend, in part, on its ability to continue to attract and retain skilled retail, technical, and managerial personnel in order to maintain its quality delivery of financial and banking services. None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage.

Supervision and Regulation

         The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

         The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

         The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

         Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

         In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

         Activities "Closely Related" to Banking. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident to banking. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the Federal Reserve Board include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition or conflicts of interest). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity, or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of the bank holding company.

         Securities Activities. The Federal Reserve Board has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

         Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.

         The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

         Anti-tying Restrictions. With certain limited exceptions, bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

         Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.65% and its ratio of total capital to total risk-weighted assets was 15.90%. See Note 11 to the Consolidated Financial Statements.

         In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1998, the Company's leverage ratio was 9.55%.

         The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

         The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

         Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

         Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as proposed by the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

         In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

         The Bank. The Bank is a Mississippi chartered banking corporation, the deposits of which are insured by the Bank Insurance Fund ("BIF") and by the Savings Association Insurance Fund ("SAIF") of the FDIC. The SAIF insurance funds resulted from the acquisition of thrift deposits in Purvis and Prentiss. The Bank is not a member of the Federal Reserve System; the Bank is subject to supervision and regulation by the FDIC and the Mississippi Department of Banking and Consumer Finance. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Mississippi Department of Banking and Consumer Finance. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

         Equivalence to National Bank Powers. To the extent that the Mississippi laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Act (the "Federal Reserve Act") has been amended to limit this authority. Under the Federal Reserve Act, no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions. However, the provisions of Miss. Code Ann. ss.81-5-1(10) provide state-chartered banks the right to engage in activities approved for national banks by the Comptroller of the Currency to provide parity between state chartered and nationally chartered banks.

         Branching. Mississippi law permits a Mississippi chartered bank, with prior regulatory approval, to establish a branch office in any county in Mississippi. In addition, a Mississippi chartered bank is permitted to combine with any other bank or thrift regardless of its location, provided the Mississippi institution has been in operation for at least five years. The
Mississippi banking statutes also permit a Mississippi bank, with prior regulatory approval, to engage in an interstate merger transaction, and thereby establish a branch office outside of Mississippi. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

         Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

         Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

         The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

         Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Under Mississippi law, the payment of dividends by the Bank must be approved by the Mississippi Department of Banking and

Consumer Finance. Capital adequacy requirements also serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

         Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

         Examinations. The FDIC periodically examines and evaluates insured banks. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Mississippi Department of Banking and Consumer Finance also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination.

         Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Act requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

         Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

         The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1998, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 9.98% and its ratio of total capital to total risk-weighted assets was 11.23%.

         The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 1998, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.06%.

         Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A "well capitalized" bank has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "undercapitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

         In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

         As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

         Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

         Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk based assessment system as required by amendments made to the Federal Deposit Insurance Act. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

         After the one-time SAIF assessment in 1996, the assessment rate disparity between BIF and SAIF members was eliminated. The current range of BIF and SAIF assessments is between 0% and .27% of deposits. Institutions which qualify for the 0% assessment category, however, still have to pay the $1,000 minimum semi-annual assessment required by federal statute.

         The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

         On September 30, 1996, a law was enacted that contained a comprehensive approach to recapitalizing the SAIF and to assure the payment of the Financing Corporation's ("FICO") bond obligations that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on the FICO bonds. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is 0.0122% of annual deposits and the SAIF rate is 0.0610% of annual deposits.

         Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

         Brokered Deposit Restrictions. Well capitalized institutions may solicit and accept, renew or roll over brokered deposits without restriction. Institutions which are adequately capitalized, but not well capitalized, cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

         Cross-guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

         Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish banking centers, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

         Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.


Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers and directors of the Company.


Name                      Age   Positions with the Company
------------------------  ----  ------------------------------------------------
Robert W. Roseberry.....   48   Chairman and Chief Executive Officer, Director
Jane P. Roberts.........   62   Vice Chairman and Secretary, Director
Kenneth M. Lott.........   44   President and Chief Operating Officer, Director
W. H. Macko.............   48   Senior Vice President
Donna T. Rutland........   32   Chief Financial Officer and Treasurer

     Robert W. Roseberry began his career with the Bank in 1971 and has served in numerous positions. In 1986, he became Chief Executive Officer of the Bank and the Company. He has served as a director of the Bank since 1971 and as a director of the Company since its formation in 1986. Robert W. Roseberry and Monty C. Roseberry are half- brothers.

     Jane P. Roberts has worked with the Bank for 35 years. She assumed her current position of Vice Chairman in 1998. She has served as Secretary since 1986 and was the Secretary/Treasurer from 1986 to July of 1998. She has served as a director of the Bank since 1981 and as a director of the Company since its formation in 1986. Ms. Roberts and James R. Pylant are first cousins.

     Kenneth M. Lott began his banking career at First Mississippi National Bank in Hattiesburg in 1976. In 1988, he joined the Bank as Senior Vice President. He assumed his present position of President and Chief Operating Officer of the Company in July of 1998. He has served as a director of the Company since 1992.

     W. H. Macko has 22 years of banking experience, including loan collections, commercial and consumer lending, branch administration and loan operations. He joined the Bank in 1989 as Vice President and Branch Manager and assumed his present position of Senior Vice President of the Company in July of 1998.

     Donna T. Rutland, C.P.A., worked as a staff accountant with the accounting firm of McArthur, Thames, Slay and Dews, PLLC from 1988 to 1993. In 1993, she joined the Bank as Internal Auditor. In 1995, Ms. Rutland became Vice President and Controller of the Bank. In July of 1998, she assumed her present position as Chief Financial Officer and Treasurer of the Company.

The executive officers of the Company are selected by the Board of Directors and hold office at the discretion of the Board of Directors.

Quarterly Results of Operations (Unaudited)

                                                      Quarter
                              --------------------------------------------------
In thousands, except per
 share amounts                    First         Second       Third        Fourth
                                  -----         ------       -----        ------
1998:
Interest income               $   5,356     $   5,955    $   6,252    $   6,353
Interest expense                  3,023         3,500        3,690        3,690
                              ---------     ---------    ---------    ----------
Net interest income               2,333         2,455        2,562        2,663
Provision for loan losses           169           190          200          226
Other income                        726           805          784          929
Securities gains                    217             4            1           92
Other expenses                    1,869         2,172        2,140        2,551
                              ---------     ---------    ---------    ----------
Income before income taxes        1,238           902        1,007          907
Income taxes                        309           226          252          218
                              ---------     ---------    ---------    ----------
Net Income                    $     929     $     676    $     755    $     689
                              =========     =========    =========    ==========
Net income per common share:
     Basic and diluted        $    0.34     $    0.25    $    0.27    $    0.24
                              =========     =========    =========    ==========

1997:
Interest income               $   4,415     $   4,763    $   5,009    $   5,255
Interest expense                  2,415         2,610        2,719        2,792
                              ---------     ---------    ---------    ----------
Net interest income               2,000         2,153        2,290        2,463
Provision for loan losses           142           147          214          222
Other income                        642           688          705          667
Securities gains (losses)           (20)          (11)          20           (2)
Other expenses                    1,739         1,909        1,871        2,158
                              ---------     ---------    ---------    ----------
Income before income taxes          741           774          930          748
Income taxes                        198           207          253          196
                              ---------     ---------    ---------    ----------
Net income                    $     543     $     567    $     677    $     552
                              =========     =========    =========    ==========
Net income per common share:
     Basic and diluted        $    0.20     $    0.21    $    0.26    $    0.20
                              =========     =========    =========    ==========


ITEM 2.  PROPERTIES

         The Company's executive offices and principal support and operational functions are located at 401 Shelby Speights Drive, Purvis, Mississippi 39475. All of the offices of the subsidiaries of the Company are located in Mississippi.




                                                                                             Deposits
                                           Square      Owned (O)/      Loans as of             as of
Bank Offices                               Footage     Leased (L)   December 31, 1998    December 31, 1998
------------                               -------     ----------   -----------------    -----------------
                                                                      (in thousands)       (in thousands)
Purvis
 Main Office

 401 Shelby Speights Drive, Purvis.......  19,600         O              $59,868              $87,094

#4 Highway 589, Purvis...................  11,203         O                7,507               10,339

Sumrall
 1193 Highway 42 East, Sumrall...........   5,000         O               30,048               38,509


Hattiesburg
 6052 Highway 98 West, Hattiesburg*......  16,308         O               49,252               68,928

Turtle Creek Mall Branch Office
 1000 Turtle Creek Drive, Space 125,
Hattiesburg..............................     667         L                    0                5,357

Petal
 535 Highway 42, Petal...................  16,810         O               36,481               26,478

Prentiss
 965 South Columbia Avenue, Prentiss.....   4,822         O               11,823               41,567

*Includes Mortgage & Investment Center
located at 6042 Highway 98 West,
Hattiesburg.


                                         Square   Owned (O)/      Loans as of
Offices of SFSI                          Footage  Leased (L)   December 31, 1998
---------------                          -------  ----------   -----------------
                                                                 (in thousands)
Hattiesburg
 706 Broadway Drive, Hattiesburg......... 3,780       L           $    918

Petal
 300 New Richton Road, Petal............. 1,440       L                228

Prentiss
 951 South Columbia Avenue, Prentiss..... 1,440       L                587

Purvis
 70 Shelby Speights Drive, Purvis........ 2,160       O              1,697

Monticello
863 Highway 84 West, Monticello.......... 1,100       O                768

Poplarville
 1235 South Main Street, Poplarville..... 1,500       O                762

Gulfport
 1010 Pass Road, Gulfport.................1,100       L                721

                                          Square   Owned (O)/
The Mortgage Shop, Inc.                   Footage  Leased (L)
-----------------------                   -------  ----------
Hattiesburg
 114 North 40th Avenue,
 Suite H, Hattiesburg                       950       L

     The agreements for the leased facilities have unexpired terms ranging from May 1999 to 2003, including renewal options. The Bank also acquired property in June of 1998 which will be used to open a new branch in Hattiesburg, Mississippi on Hardy Street, a major thoroughfare, near the main campus of the University of Southern Mississippi. This branch is expected to open in the second half of 1999.


ITEM 3.  LEGAL PROCEEDINGS

         SFSI is a defendant in a case filed on June 11, 1998, in the Circuit Court of Forrest County, Mississippi. The complaint alleges that the plaintiff was not given any choice with respect to the purchase of credit life and credit disability insurance and that SFSI improperly forced placed property insurance on the collateral for the plaintiff's loan with SFSI. The plaintiff asks for actual damages of $50,000 and punitive damages of $500,000. The case is in the discovery stage. While the ultimate outcome of the lawsuit cannot be predicted with certainty, management believes the case is without merit, denies all liability and believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition.

         In addition, in the ordinary course of operations, the Company's subsidiaries are parties to various legal proceedings. In the opinion of management, there is no proceeding pending, or to the knowledge of management threatened, in which an adverse decision would have a material adverse effect on the Company's financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's shareholders during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's common stock is traded on The Nasdaq National Market under the symbol "LCCO." The following table presents the high and low sales prices of the Company's common stock for the periods indicated during 1998, as reported by The Nasdaq National Market. The Company completed its initial public offering in the fourth quarter of 1998 at a price of $10.00 per share.


                                                  Sales Price Per Share
                                               High                   Low
December 18, 1998 to February 28, 1999        $10.25                 $8.25

Dividends

         The Company's dividend policy is for holders of Common Stock to be entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefore. During 1998, 1997 and 1996, the Company declared and paid cash dividends per share on its Common Stock as follows:

     For Three Month Period Ended(1)       Date Paid         Dividends Per Share
     ----------------------------       ----------------     -------------------
     December 31, 1998                  January 15, 1999           $.0300
     September 30, 1998                 October 9, 1998            $.0300

     For Six Month Period Ended
     --------------------------
     June 30, 1998                      July 1, 1998               $.0567
     December 31, 1997                  January 2, 1998             .0547
     June 30, 1997                      July 1, 1997                .0462

         (1) The Company began the regular payment of quarterly cash dividends on the Common Stock in the third quarter of 1998.

         While historically the Company has paid regular cash dividends, there is no assurance that the Company will pay dividends on the Common Stock in the future. The declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, its liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company's Board of Directors. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on Common Stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

         The Company's principal source of funds to pay dividends will be cash dividends that the Company receives from the Bank. The payment of dividends by the Bank to the Company is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. Dividends by the Bank must be approved by the Mississippi Department of Banking and Consumer Finance.

         The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be "undercapitalized" as defined by statute. In addition, the relevant federal regulatory agencies also have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Bank. Regulatory authorities could impose stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Holders of Record

         As of February 28, 1999, there were 348 stockholders of record of the common stock.

         In December 1998, the Company completed its initial public offering (the "Offering") of 1,548,636 shares of Common Stock (including 185,000 shares
issued January 11, 1999 in connection with the exercise  of  the   underwriters'
over-allotment option) at a price per share of $10.00.

  (1) Effective date of Registration Statement: December 16, 1998 (File No. 333-61355)
  (2) The Offering commenced on December 16, 1998 and was consummated on December 22, 1998.
  (3)  All securities registered in the Offering were sold.
  (4) The managing underwriters of the Offering were Morgan Keegan & Company, Inc. and Sterne, Agee & Leach, Inc.

  (5)  Common Stock, $.50 par value.
  (6)  Amount registered and sold: 1,548,636.
  (7)  Aggregate purchase price: $15,486,360.
  (8)  All shares were sold for the account of the Issuer.
  (9) $1,084,045 in underwriting discounts and commissions were paid to the underwriters. $483,081 of other expenses were incurred, including estimated expenses.
  (10) $13,919,234 of net Offering proceeds to the Issuer.
  (11) Use of Proceeds: $3,660,288 to retire indebtedness of the Company to Bank One, New Orleans, Louisiana; $7,500,000 was injected into the capital of the Bank in order to improve the capital ratios of the Bank so that the Bank will be positioned to make necessary capital expenditures to establish two de novo branches in Hattiesburg, Mississippi one of which the Company expects to be operational in the second half of 1999; and the remainder of the Offering proceeds are being held by the Company for the possible future acquisition of other financial institutions or branches and the contribution of additional capital to the Bank to support loan growth.

ITEM 6.  SELECTED FINANCIAL DATA



                                                            As of and for the Years Ended December 31,
                                                        ---------------------------------------------------
                                                        1998       1997         1996       1995      1994
                                                        -------    -------    -------    -------    -------
                                                               (in thousands, except per share data)

Income Statement Data:

Interest income......................................   $23,916    $19,442    $16,190    $13,903    $11,357
Interest expense.....................................    13,903     10,536      8,429      7,100      5,307
Net interest income..................................    10,013      8,906      7,761      6,803      6,050
Provision for loan losses............................       785        725        557        517        638
Non-interest income..................................     3,558      2,689      2,325      1,751      1,590
Non-interest expense.................................     8,732      7,677      6,890      6,146      5,491
Income before taxes..................................     4,054      3,193      2,639      1,891      1,511
Net income...........................................     3,049      2,339      2,028      1,474      1,189



Balance Sheet Data:
Total assets.........................................  $330,516   $247,022   $207,330   $169,636   $151,895
Total securities.....................................    90,828     58,921     41,562     33,037     32,864
Total loans, net.....................................   197,096    159,552    140,318    119,556    103,268
Allowance for loan losses............................     3,564      3,101      2,837      2,529      2,427
Total deposits.......................................   278,272    211,498    185,404    156,631    139,209
Other borrowed funds.................................    19,120     17,620      7,000         --         --
Total stockholders' equity...........................    31,331     16,160     13,473     11,765     10,123

Per Share Data:
Net income per share--basic and diluted............... $   1.09   $   0.87   $   0.75   $   0.54   $   0.43
Book value...........................................      7.58       5.88       4.97       4.34       3.62
Cash dividends per share.............................     .1167     0.1002     0.0923     0.0923     0.0895







Performance Ratios:
Return on average assets.............................      1.03%      1.02%      1.06%      0.90%      0.80%
Return on average equity.............................     17.65      15.69      15.88      13.56      11.66
Net interest margin..................................      3.65       4.20       4.41       4.50       4.92
Efficiency ratio.....................................        65         66         68         72         72

Asset Quality Ratios:
Allowance for loan losses to nonperforming loans.....       323%       777%       360%       295%       366%
Allowance for loan losses to total loans.............      1.74       1.87       1.93       2.01       2.25
Nonperforming assets to total loans..................      0.90       0.49       1.06       0.93       0.76
Net loan charge-offs to average loans................      0.18       0.30       0.19       0.38       0.36

Capital Ratios:
Leverage ratio.......................................      9.55%      6.87%      7.11%      7.19%      7.14%
Average stockholders' equity to average total assets.      5.82       6.49       6.69       6.63       6.82
Tier 1 risk-based capital ratio......................     14.65       9.84       9.67      10.21      10.50
Total risk-based capital ratio.......................     15.90      11.09      10.92      11.47       9.31
Dividend payout ratio................................         5         12         12         17         21



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since 1996, the Company's net income, earning assets and deposits have increased substantially. Net income grew 30.4% from $2.3 million in 1997 to $3.0 million in 1998. Net income increased 15.3% from $2.0 million in 1996 to $2.3 million in 1997. Total loans rose 40.5% from $140.3 million at December 31, 1996 to $197.1 million at December 31, 1998. Total securities increased 118.5% from $41.6 million at December 31, 1996 to $90.8 million at December 31, 1998. Total deposits increased 50.1% from $185.4 million at December 31, 1996 to $278.3 million at December 31, 1998.

         The growth in net income has been caused primarily by higher income resulting from increased volume in earning assets. Loans have increased because of greater market penetration and strong loan demand in the Company's market area due to economic growth. Securities have risen because of additional funds available for investment resulting from increased deposits and other borrowed funds. Deposits increased because of the Company's strategies to attract new deposits and strong economic growth in the region. The rise in net income has been partially offset by a decline in the net interest margin from 4.41% for 1996 to 3.65% for 1998.

              For the Years Ended December 31, 1998, 1997 and 1996

RESULTS OF OPERATIONS

Net Interest Income

         The principal source of the Company's revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and investment securities, and the interest expense on interest-bearing deposits and borrowings used to fund those assets. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and the level of interest rates. The change in net interest income is typically measured by net interest spread and net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin is determined by dividing net interest income by average interest-earning assets.

         Net interest income increased 12.4% in 1998 as compared to 1997, following a 14.8% increase in 1997 as compared to 1996. The increase in 1998 is attributable to an increase in the Company's average interest-earning assets of 29.3%, principally in the loan and investment securities portfolios. Interest-bearing liabilities and average cost of interest-bearing liabilities also increased limiting the growth of net interest income. The increase in 1997 was due to growth in the average interest-earning assets of 20.7%, principally in the investment securities and loan portfolios.

         During 1998, average interest-bearing liabilities increased $58.2 million to $251.6 million, an increase of 30.1% over 1997. This was primarily from increases in other borrowed funds, time deposits and transaction accounts. In 1997, average interest-bearing liabilities increased 21.8% to $193.4 million. This increase of $34.7 million was primarily in time deposits and transaction accounts.

         The Company's net interest margin was 3.65% in 1998, 4.20% in 1997 and 4.41% in 1996. The reduction in net interest margin in 1998 from 1997 resulted from a decrease in yield on interest-earning assets of .45% while the Company's cost of interest-bearing liabilities increased .08%. The net reduction in net interest margin in 1997 as compared to 1996 resulted from an increase in yield on interest-earning assets of .05% offset by an increase in cost of interest-bearing liabilities of .14%.

         The net interest margin may be negatively impacted by the interest rate environment and changes in the earning asset mix and deposit funding fix. Approximately $15.0 million of the Company's other borrowings from the FHLB are adjustable rate advances and are subject to changes in market interest rates. Increased rates may negatively impact the Company's borrowing and deposit funding costs.

     Table 1 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for years ended December 31, 1998, 1997 and 1996.


Table 1--Average Balance Sheets and Rates for December 31, 1998, 1997 and 1996


                                                    1998                              1997                          1996
                                      --------------------------------  ------------------------------  ----------------------------
                                       Average                 Average    Average              Average   Average             Average
                                       Balance    Interest       Rate     Balance   Interest     Rate    Balance   Interest    Rate
                                      ----------  --------     -------  ---------   --------   -------  ---------  --------  -------
                                                                                 (in thousands)
ASSETS
Earning assets:
U.S. Treasury securities and
   obligations of U.S. agencies.      $  32,753    $ 2,171      6.63%  $  22,110    $ 1,493      6.75% $   9,875   $    583    5.90%
Obligations of state and political
   subdivisions (1)..............        32,903      2,433      7.39      24,139      1,844      7.64     23,751      1,850    7.79
Mortgage-backed securities.......        14,868        794      5.34       5,985        399      6.66      5,885        361    6.13
Federal Home Loan Bank stock            .   822         50      6.08         818         52      6.36        511         31    6.07
Federal funds sold...............        10,721        589      5.49       5,478        297      5.42      3,836        204    5.32
Total loan and fees..............       182,395     18,706     10.26     153,656     15,984     10.40    131,956     13,790   10.45
                                       ---------    ------             ----------   -------            ----------    ------
Total earning assets (1).........       274,462     24,743      9.02     212,186     20,069      9.46    175,814     16,819    9.57
Less: Allowance for loan losses          (3,416)                          (3,020)                         (2,767)
Nonearning assets
Cash and due from banks..........        11,598                            7,915                           7,732
Premises and equipment, net......         8,004                            6,476                           5,399
Other assets.....................         6,298                            6,043                           4,687
                                       ---------                       ----------                      ----------
Total assets.....................     $ 296,946                        $ 229,600                       $ 190,865
                                       =========                       ==========                      ==========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts.............      $ 74,973      3,581      4.78   $  53,344      2,387      4.47  $   44,394      1,944   4.38
Savings accounts.................         9,214        243      2.64       8,881        243      2.74       8,763        249   2.84
Time deposits....................       149,435      8,861      5.93     120,269      7,169      5.96     104,129      6,165   5.92
Other borrowed funds.............        17,985      1,218      6.77      10,866        737      6.78       1,418         71   5.01
                                       --------    -------              --------    -------               -------   --------
Total interest-bearing liabilities      251,607     13,903      5.53     193,360     10,536      5.45     158,704      8,429   5.31
                                                   -------    -------               -------     ------              --------  ------

Noninterest-bearing liabilities:
Noninterest-bearing deposits.....        25,938                           19,524                           17,721
Other liabilities................         2,127                            1,813                            1,669
Stockholders' equity.............        17,274                           14,903                           12,771
                                       --------                      -----------                        ---------
Total liabilities and
stockholders' equity.............      $296,946                        $ 229,600                        $ 190,865
                                       ========                        ==========                       =========
Net interest income (1)..........                  $10,840                          $ 9,533                          $ 8,390
                                                   =======                          =======                          =======
Net interest spread (1)..........                               3.49%                            4.01%                         4.26%
                                                              =======                          =======                        ======
Net interest margin (1)..........                               3.95%                            4.49%                         4.77%
                                                              =======                          =======                        ======


Note:   Calculations include non-accruing loans in the average loan amounts outstanding.

(1) The interest earned on non-taxable securities is reflected on a tax equivalent basis assuming a federal income tax rate of 34% for all years presented.

     Table 2 presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the years indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume; (2) changes attributable to changes in rate; and (3) net change.


Table 2--Volume/Rate Variance Analysis


                                                        Year Ended December 31,     Year Ended December 31,
                                                                 1998                         1997
                                                             compared to                  compared to
                                                        Year Ended December 31,     Year Ended December 31,
                                                                 1997                         1996
                                                     ---------------------------  ---------------------------
                                                         INCREASE/(DECREASE)          INCREASE/(DECREASE)
                                                               due to                       due to
                                                     ---------------------------  ---------------------------
                                                     Total Net                    Total Net
                                                      Change     Volume    Rate    Change    Volume    Rate
                                                     ---------   ------    ----   ---------  ------    ----
                                                                         (in thousands)
Interest income(1):
U.S. Treasury securities and obligations of U.S.
   agencies........................................  $    678   $   705   $ (27)  $   910   $   826    $ 84
Obligations of state and political subdivisions....       589       648     (59)       (6)       30     (36)
Mortgage-backed securities.........................       395       474     (79)       38         7      31
Federal Home Loan Bank stock.......................        (2)       --      (2)       21        20       1
Federal funds sold.................................       292       288       4        93        89       4
Total loans and fees...............................     2,722     2,947    (225)    2,194     2,257     (63)
                                                     ---------  --------  ------   -------    ------    ----
Total increase (decrease) in interest income.......     4,674     5,062    (388)    3,250     3,229      21

Interest expense:
Interest-bearing liabilities:
Transaction accounts...............................     1,194     1,033     161       443       401      42
Saving accounts....................................        --         8      (8)       (6)        3      (9)
Time deposits......................................     1,692     1,729     (37)    1,004       962      42
Other borrowed funds...............................       481        482     (1)      666       641      25
                                                      --------  --------- ------  --------  -------    -----
Total increase in interest expense.................     3,367      3,252    115     2,107     2,007     100
                                                      --------  -------- -------  --------  -------    -----
Increase (decrease) in net interest income.........   $ 1,307    $ 1,810  $(503)  $  1,143  $ 1,222    $(79)
                                                      ========  ========  =====   ========  ========    ====

  (1) Interest income for loans on non-accrual status has been excluded from interest income.


Noninterest Income

        Table 3 illustrates the Company's primary sources of noninterest income. Noninterest income increased 32.3% to $3.6 million in 1998 from $2.7 million in 1997. This increase was principally due to the gain on sale of securities available for sale of $220,000 in February of 1998, which is reflected in other operating income. The noninterest income for 1997 increased $364,000 or 15.7% from $2.3 million in 1996.

Table 3--Analysis of Noninterest Income


                                                                               Percent
                                                                               Increase
                                             Year Ended December 31,          (Decrease)
                                           --------------------------    --------------------
                                            1998      1997      1996      1998/97    1997/96
                                           ------    ------    ------    ---------  ---------
                                                 (in thousands)

Service charges on deposit accounts......  $1,777    $1,670    $1,519       6.4%       9.9%
Mortgage loan fees.......................     639       362       260      76.5       39.2
Commissions on credit life insurance.....     439       391       320      12.3       22.2
Other operating income...................     703       266       226     164.3       17.7
                                          -------    -------   ------
Total....................................  $3,558    $2,689    $2,325      32.3       15.7
                                          =======    =======   =======   =========  =======


   Service charges on deposit accounts increased in 1998 as compared to 1997 and in 1997 as compared to 1996 from increased quantity of transaction accounts.

   Mortgage loan fees from 1996 to 1998 have been positively influenced by increases in secondary market residential loan originations due to historically low mortgage rates.

   Increases in commissions on credit life insurance in 1998 as compared to 1997 and in 1997 as compared to 1996 were due to increased loan originations.

Noninterest Expense

   As shown in Table 4, total noninterest expense increased by 13.7% to $8.7 million in 1998, as compared to $7.7 million in 1997. The noninterest expense in 1997 increased $787,000 or 7.7% over the $6.9 million in 1996.

   Noninterest expense levels are often measured using an efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income). The efficiency ratio measures the level of expense required to generate one dollar of revenue. Improvement in the ratio is measured by a reduction in the percentage reported. The Company's efficiency ratios for 1998, 1997 and 1996 were 64.3%, 66.2% and 68.3%, respectively.

Table 4--Analysis of Noninterest Expense


                                                                     Percent
                                                                     Increase
                                       Year Ended December 31,     (Decrease)
                                      ------------------------- ---------------
                                        1998    1997     1996   1998/97  1997/96
                                      -------  ------   ------- -------- -------
                                           (in thousands)

Salaries and employee benefits....... $4,906   $4,173   $3,595   17.6%    16.1%
Occupancy expense....................    653      610      504    7.0     21.0
Furniture and equipment expense......  1,007      878      787   14.7     11.6
Other operating expenses.............  2,166    2,016    2,004    7.4      0.6
                                      -------  -------  -------
Total................................ $8,732   $7,677   $6,890   13.7     11.4
                                      =======  =======  ======= =======  ======


     Salary and employee benefits expense increased $733,000 or 17.6% in 1998 as compared to 1997. The increase is related primarily to staffing increases at the Petal banking branch, SFSI Petal office, MSI and the brokerage services department. Salary and employee benefit expense increased $578,000 or 16.1% in 1997 as compared to 1996. The increase reflects the cost of staffing MSI, which began operations in January of 1997, and additional staffing for the Purvis banking branch in December of 1996. In addition, these increases also reflect annual cost of living and merit increases for all employees.

     Occupancy expenses rose $43,000 or 7.0% in 1998 as compared to 1997 and $106,000 or 21.0% in 1997 as compared to 1996. These increases were primarily due to additional depreciation and building maintenance expenses attributable to the Purvis and Petal banking branches.

     Furniture and equipment expense increased $129,000 or 14.7% for 1998 from $878,000 in 1997. The increases were primarily due to depreciation and equipment maintenance expenses related to additional furniture and equipment for the Purvis and Petal banking branches.


Income Tax Expense

     The Company's effective income tax rate increased from 23.2% in 1996 to 26.7% in 1997 and decreased to 24.8% in 1998. The fluctuations in the effective income tax rate from 1996 through 1998 is primarily attributable to the change in non-taxable income as a percentage of pretax income.


FINANCIAL CONDITION

Loan Portfolio

     The Company continued to experience loan growth throughout its markets in 1998 and 1997. Total loans increased 23.1% to $204.5 million at December 31, 1998, compared to $166.1 million at December 31, 1997. The increase in loans in 1997 was $19.4 million or 13.2% as compared to 1996.

     The Company's real estate loan portfolio increased 16.6% to $103.3 million at December 31, 1998 from $88.6 million at December 31, 1997. In 1997, the real estate portfolio increased $9.4 million or 11.9% from December 31, 1996. The Company's increased real estate loan demand has been principally for residential mortgages in the Bank's market areas. Residential loans increased $5.9 million from December 31, 1997 to December 31, 1998 and $7.3 million from December 31, 1996 to December 31, 1997. As a result of this increased loan demand, the Company has hired additional lending personnel. In addition, emphasis has also been placed on acquiring the deposit relationships from these loan customers.

     The Company's commercial loans increased by 54.5% to $39.5 million at December 31, 1998 from $25.6 million at December 31, 1997. The increase in commercial loans was $3.6 million or 16.2% at December 31, 1997 as compared to December 31, 1996. The increases in commercial loans have been principally due to increased economic activities in the Company's market areas.

     The Company's consumer loans increased to $61.7 million, including $5.7 million from SFSI, at December 31, 1998 from $52.0 million, including $5.4 million from SFSI at December 31, 1997. The increase in consumer loans was $6.4 million or 14.1% from 1996 to 1997. These increases are attributable to increased customer demands and the Company's marketing efforts to increase the number of consumer loan customers. Substantially all of the consumer loan portfolio consists of secured loans, the majority of which are collateralized by automobiles and personal property.


Table 5--Loans by Type


                                                          December 31,
                                    ---------------------------------------------------
                                        1998      1997       1996       1995      1994
                                    --------- ---------- ---------- --------- ---------
                                                           (in thousands)
Real estate:

 Residential....................... $ 61,280  $  55,406  $  48,062  $  41,151 $  36,005
 Mortgage loans held for sale......    1,053        421        361      1,245       574
 Construction......................    9,095      4,226      4,680      4,479     6,428
 Commercial........................   31,915     28,591     26,125     24,946    22,291
Consumer...........................   61,686     51,965     45,555     36,678    33,668
Commercial.........................   39,493     25,556     21,992     17,082     9,132
                                     --------  ---------  ---------  --------- ---------
Total loans........................ $204,522   $166,165   $146,775   $125,581  $108,098
                                     ========  =========  =========  ========= =========


   The table below illustrates the Company's fixed rate maturities and repricing frequency for the loan portfolio:

Table 6--Selected Loan Distribution


                                                  December 31, 1998
                                       -----------------------------------------
                                                            Over One
                                                 One Year   Through    Over Five
                                        Total    or Less   Five Years    Years
                                       --------  --------  ----------  ---------
                                                      (in thousands)

Fixed rate maturities................  $189,451  $ 88,987   $ 95,400   $ 5,064
Variable rate repricing frequency....    15,071     9,199      3,280     2,592
                                       --------  --------   --------   -------
Total................................  $204,522  $ 98,186   $ 98,680   $ 7,656
                                       ========  ========   ========   =======

     At December 31, 1998, 92.6% of the Company's loans had fixed rate maturities. Of the fixed rate portfolio, 47.0% of those loans have maturities of one year or less when originated or renewed. Such maturities allow the Company to reprice its portfolio frequently.


Allowance and Provision for Loan Losses

     The allowance for loan losses is regularly evaluated by management and approved by the Board of Directors and is maintained at a level believed to be adequate to absorb future loan losses in the Company's portfolio. The provision for loan losses is determined in part using an internal watch list developed by a review of essentially all loans by management. Loans are assigned a rating based on credit quality as determined by the borrower's payment history, the financial strength of the borrower or guarantor as measured by the balance sheet, earnings and cash flow quality, collateral values and the liquidity and quality of the collateral and assets of the borrower. Loans with a deterioration of credit quality are placed on the watch list. The provision for loan losses pertaining to the rated loans is determined by the amount of loans on the watch list and an allocation for loans that are not on the watch list based on the Company's historical charge off percentage. In addition, management considers the potential adverse impact of the economic trends in the Company's trade area on certain borrowers that are in cyclical businesses and the loan growth resulting from new loan customers. Management believes that the allowance for loan losses at December 31, 1998 was adequate. Although management believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if management's assumptions differ from the loan portfolio's actual future performance.

     The allowance for loan losses increased $463,000 to $3.6 million from December 31, 1997 to December 31, 1998. The increase is primarily attributable to an increase in the volume of loans. The Company's allowance for loan losses to total loan ratio decreased from 1.93% at December 31, 1996 to 1.87% at December 31, 1997 to 1.74% at December 31, 1998.

     Net charge-offs were $322,000 during 1998 compared to $461,000 and $249,000 for 1997 and 1996, respectively. Of these net charge-offs, for the same years, $182,000, $151,000 and $88,000, respectively, pertained to SFSI. The Company's consumer loan portfolio accounted for the majority of net loan charge-offs for the years ended December 31, 1998, 1997 and 1996, respectively.


Table 7--Summary of Loan Loss Experience


                                                                            As of and for the Year Ended December 31,
                                                                       --------------------------------------------------
                                                                         1998      1997       1996       1995       1994
                                                                       --------  --------  --------    --------  --------
                                                                                        (in thousands)

Allowance for loan losses at beginning of year...................      $ 3,101   $ 2,837    $ 2,529    $ 2,427    $ 2,140
Charge-offs:
     Real Estate.................................................           --        --        (50)       (28)        --
     Consumer....................................................         (475)     (400)      (270)      (516)      (120)
     Commercial..................................................          (51)     (238)      (168)       (88)      (370)
                                                                       --------  --------    -------    -------    -------
          Total..................................................         (526)     (638)      (488)      (632)      (490)
Recoveries:
     Real Estate.................................................           24        10         --          4         14
     Consumer....................................................          142       127        229        167         34
     Commercial..................................................           38        40         10         46         91
                                                                       --------  --------   --------   --------   --------
          Total..................................................          204       177        239        217        139
                                                                       --------  --------   --------   --------   --------
Net loan charge-offs.............................................         (322)     (461)      (249)      (415)      (351)
Provision for loan losses........................................          785       725        557        517        638
                                                                       --------  --------   --------   --------   --------
Allowance for loan losses at end of year.........................      $ 3,564   $ 3,101    $ 2,837    $ 2,529    $ 2,427
                                                                       ========  ========   ========   ========   ========
Ratios:
     Allowance for loan losses to total loans....................         1.74%     1.87%      1.93%      2.01%      2.25%
     Net loan charge-offs to average loans outstanding for the
        year.......................................................       0.18      0.30       0.19       0.38       0.36
     Allowance for loan losses to non-performing loans...........          323       777        360        295        366


   The following table is management's allocation of the allowance for loan losses by loan type. Allowance allocation is based on management's assessment of economic conditions, past loss experience, loan volume, loan quality, past due history and other factors. Since these factors are subject to change, the allocation is not necessarily predictive of future portfolio performance.

Table 8--Management's Allocation of the Allowance for Loan Losses


                                                                      December 31,
                   -----------------------------------------------------------------------------------------------------------------
                           1998                    1997                   1996                   1995                  1994
                   ---------------------- ----------------------- ---------------------- ---------------------- --------------------

                                Percent                 Percent                Percent                Percent               Percent
                                of Loans                of Loans               of Loans               of Loans              of Loans
                    Allocated   to Total   Allocated    to Total   Allocated   to Total   Allocated   to Total   Allocated  to Total
                    Allowance    Loans     Allowance     Loans     Allowance    Loans     Allowance    Loans     Allowance   Loans
                   -----------  --------  ------------  --------   ---------   --------   ----------  --------   ---------  --------
                                                                    (in thousands)

Real Estate        $      997     50.5%   $    936        53.3%    $   881       54.0%    $    817      57.2%    $    754     60.4%
Consumer                1,577     30.2       1,355        31.3       1,293       31.0        1,268      29.2          925     31.2
Commercial                705     19.3         546        15.4         357       15.0          160      13.6          122      8.4
Unallocated               285                  264          --         306         --          284        --          626       --
                   -----------   -------  ---------     --------   --------     -------   ---------    -------   ---------  --------
Total               $   3,564      100%   $  3,101       100.0%    $ 2,837      100.0%    $  2,529     100.0%    $  2,427    100.0%
                   ===========   =======  =========     =========  ========     =======   =========    =======   =========  ========


Asset Quality

     Loans (including any impaired loans under SFAS 114 and 118) are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. SFSI consumer loans are charged off when they reach 120 days past due.

     Table 9 provides information related to non-performing assets and loans 90 days or more past due. Accruing loans contractually 90 days or more past due decreased slightly from $252,000 at December 31, 1997, to $172,000 at December 31, 1998. Should the underlying collateral be determined to be insufficient to satisfy the obligation, the loan is classified and the Company's allowance is increased accordingly. Historically, the Company's security in residential loans has been adequate and has acted to limit the Company's exposure to loss. Loans on non-accrual status increased from $147,000 to $931,000 from December 31, 1997 to December 31, 1998.


Table 9--Non-Performing Assets


                                                     December 31,
                                       -----------------------------------------
                                        1998     1997    1996     1995     1994
                                       ------   ------- -------  -------  ------
                                                    (in thousands)

Loans on non-accrual status(1)(2)..... $  931    $ 147  $  400   $  645   $ 313
Loans past due 90 days or more........    172      252     387      211     351
                                       -------   ------  ------   ------  ------
Total non-performing loans............  1,103      399     787      856     664
Other real estate owned...............    742      411     767      309     157
                                       -------   ------  ------  -------  ------
Total non-performing assets........... $1,845    $ 810  $1,554   $1,165   $ 821
                                       =======   ====== =======  =======  ======
Percentage of non-performing loans
  to total loans......................   0.54%    0.24%   0.54%    0.68%   0.61%
Percentage of non-performing assets
  to total loans......................   0.90     0.49    1.06     0.93    0.76


(1) There were no impaired loans for the years indicated.
(2) The interest income that would have been earned and received on non-accrual loans was not material.

Investment Securities

   The investment securities portfolio consists of U.S. Treasury securities, obligations of U.S. government agencies, obligations of states and political subdivisions and mortgage-backed securities (MBS). MBS consist of 15 year and 30 year fixed and 7 year balloon mortgage securities, underwritten and guaranteed by FNMA, FHLMC and GNMA, government-sponsored agencies.

   Securities, including those classified as held to maturity and available for sale, increased from $41.6 million at December 31, 1996 to $58.9 million at December 31, 1997, to $90.8 million at December 31, 1998.

Table 10--Debt Securities Available For Sale


                                                                                       December 31, 1998
                                                                           ------------------------------------------
                                                                                      Estimated  Average    Weighted
                                                                           Carrying     Fair     Maturity   Average
                                                                            Value       Value    in Years    Yield
                                                                           ---------  ---------  --------  ----------
                                                                                          (in thousands)
U. S. Treasury securities and obligations of U.S. government agencies:
  Over one through five years..........................................    $  2,482   $  2,482      4.9       5.27%
  Over five through ten years..........................................      13,709     13,709      9.0       6.55
  Over ten years.......................................................      11,903     11,903     14.4       6.99
                                                                            --------   --------
       Total...........................................................      28,094     28,094                6.63
Obligations of states and political subdivision:
  Within one year......................................................         201        201      0.3       6.21(1)
  Over one through five years..........................................       3,522      3,522      3.3       7.29(1)
  Over five through ten years..........................................       4,393      4,393      6.9       7.68(1)
  Over ten years.......................................................       2,369      2,369     11.1       8.33(1)
                                                                            --------   --------
       Total...........................................................      10,485     10,485                7.67(1)
Mortgage-backed securities.............................................      19,235     19,235                6.24
                                                                            --------   --------
Total debt securities available for sale...............................    $ 57,814   $ 57,814
                                                                            ========   =======


Table 11--Debt Securities Held to Maturity


                                                                                        December 31, 1998
                                                                           ------------------------------------------
                                                                                      Estimated  Average    Weighted
                                                                           Carrying     Fair     Maturity   Average
                                                                             Value      Value    in Years   Yield
                                                                           ---------  ---------  --------  ----------
                                                                                          (in thousands)
U. S. Treasury securities and obligations of U.S. government agencies:
     Over five through ten years.......................................    $ 4,076    $ 4,135      2.3        5.65%
Obligations of states and political subdivisions:
     Within one year...................................................      1,432      1,445      0.6        7.08(1)
     Over one through five years.......................................      7,589      7,675      3.1        7.00(1)
     Over five through ten years.......................................      6,935      7,073      7.6        7.21(1)
     Over ten years....................................................     11,564     11,729     12.7        7.21(1)
                                                                           --------   --------
          Total........................................................     27,520     27,922                 7.15(1)
Mortgage-backed securities.............................................      1,418      1,455                 6.75
                                                                           --------   --------
Total debt securities held to maturity.................................    $33,014    $33,512
                                                                           ========   ========

     (1) The weighted average yield on non-taxable securities is reflected on a tax equivalent basis assuming a federal income tax rate of 34% for all periods presented.

Table 11A--Analysis of Debt Securities


                                                                                     December 31,
                                                                            ------------------------------
                                                                              1998       1997      1996
                                                                            -------    --------  ---------
                                                                                   (in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.....     $28,094   $23,696  $  5,118
Obligations of states and political subdivision..........................      10,485     9,758    10,740
Mortgage-backed securities...............................................      19,235     3,356     2,802
                                                                            --------- ---------  --------
Total debt securities available for sale.................................     $57,814   $36,810  $ 18,660
                                                                            =========  ========  ========



                                                                                     December 31,
                                                                            ------------------------------
                                                                              1998       1997      1996
                                                                            --------- --------- ----------
                                                                                   (in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.....   $  4,076  $  4,911  $  5,658
Obligations of states and political subdivision..........................     27,520    14,913    13,697
Mortgage-backed securities...............................................      1,418     2,287     3,547
                                                                            --------- --------- ---------
Total debt securities held to maturity...................................   $ 33,014  $ 22,111  $ 22,902
                                                                            ========= ========= =========


Deposits

     Total deposits increased from $211.5 million at December 31, 1997 to $278.3 million at December 31, 1998. Of that increase, time deposits increased by $28.6 million from 1997 to 1998. Management continues to seek retail and commercial deposits through its marketing initiatives for transaction and savings accounts and competitive rates for time deposits. As of December 31, 1998, public funds deposits totaled $45.2 million or 16.3% of total deposits. These deposits are considered to be a stable source of funds and are targeted in the Company's deposit marketing initiatives.

Table 12--Deposits


                                                              December 31,
                                                         ---------------------
                                                            1998       1997
                                                         ---------  ----------
                                                             (in thousands)

Demand (NOW, SuperNOW and Money Market)..............     $ 81,516  $  50,765
Savings..............................................        9,437      8,877
Individual retirement accounts.......................       14,127     11,058
Time deposits, $100,000 and over.....................       45,040     35,635
Other time deposits..................................      100,311     81,112
                                                         --------- ----------
Total interest bearing deposits......................      250,431    187,447
Total non-interest bearing deposits..................       27,841     24,051
                                                         --------- ----------
Total................................................     $278,272   $211,498
                                                          ========   ========

Table 13--Maturity of Time Deposits $100,000 and over


                                                          As of
                                                    December 31, 1998
                                                    -----------------
                                                     (in thousands)
Three months or less........................            $  9,435
Over three months through six months........               8,363
Over six months through twelve months.......               6,494
Over twelve months..........................              20,748
                                                        --------
Total.......................................             $45,040
                                                        ========


Other Borrowed Funds

     Other borrowed funds increased from $7.0 million at December 31, 1996, to $17.6 million at December 31, 1997, to $19.1 million at December 31, 1998. The $10.0 million borrowed from the FHLB was used to purchase debt securities resulting in a favorable interest rate spread. A $5.0 million revolving line of credit ($4.1 million outstanding at December 31, 1998) was obtained from Bank of America during 1997 to finance part of the consumer loan portfolio of SFSI. Prior to obtaining this line of credit, SFSI's funding was provided by the Bank. Additional borrowings above current levels will be evaluated by management, with consideration given to the growth of the Bank's loan portfolio, liquidity needs, cost of retail deposits, market conditions, and other factors.


Liquidity

     The Company maintains sufficient liquidity to fund loan demand, deposit withdrawals and debt repayments. Liquidity is managed by retaining sufficient liquid assets in the form of cash and cash equivalents and core deposits to meet such demand. Funding and cash flows can also be realized from the investment securities portfolio and pay downs from the loan portfolio. The Bank also provides access to the retail deposit market. In addition, the Company has funds available under a line of credit, federal funds lines and additional FHLB borrowings to address liquidity needs.

     The Company's objectives include preserving an adequate liquidity position. Asset/liability management is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve an acceptable net interest margin. The Company continues to experience strong loan demand and management continues to monitor interest rate and liquidity risks while implementing appropriate funding and balance sheet strategies.

     Net cash provided by operating activities and deposits from customers have historically been primary sources of liquidity for the Company. Net cash provided by operating activities totaled $6.8 million, $3.6 million and $4.0 million in 1998, 1997 and 1996, respectively. The net cash provided by increases in deposits was $66.8 million, $26.1 million and $28.8 million in 1998, 1997 and 1996, respectively. Net cash used in investing activities has been primarily for funding the net increase in loans of $38.1 million, $19.9 million and $22.8 million in 1998, 1997 and 1996, respectively, and in securities of $35.2 million, $16.9 million and $8.8 million in 1998, 1997 and 1996, respectively. The Company also had net bank borrowings of $1.4 million in 1998, $6.6 million in 1997 and $7.0 million in 1996.


Capital

     Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Company improved its capital position during 1998 due to the completion of the initial public offering and the increased retained earnings achieved during the year. The

Company's capital to average assets ratio was 10.55% at December 31, 1998 as compared to 7.04% at December 31, 1997. At December 31, 1998, the Company exceeded the Federal Reserve Board's regulatory definition of a "well capitalized" institution. See Note 11 to the Consolidated Financial Statements.


Asset/Liability Management and Market Risk

     Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the Company's most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.

     Management regularly monitors interest rate risk in relation to prospective market and business conditions. The Company's Board of Directors sets policy guidelines establishing maximum limits on the Company's interest rate risk exposure. Management monitors and adjusts exposure to interest rate fluctuations as influenced by the Company's loan, investment and deposit portfolios.

     The Company uses an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income are then evaluated. The model projects the effect of instantaneous movements in interest rates of 200 basis points. Assumptions based on the historical behavior of the Company's deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies.

     Interest rate risk management focuses on maintaining acceptable net interest income within policy limits approved by the Board of Directors. The Company's Board of Directors monitors and manages interest rate risk to maintain an acceptable level of change to net interest income resulting from market interest rate changes. The Company's interest rate risk policy, as approved by the Board of Directors, is stated in terms of the change in net interest income given a 200 basis point immediate and sustained increase or decrease in market interest rates. The current limits approved by the Board of Directors are plus or minus 10% of net interest income for a 200 basis point movement.

     In 1996, the Company's Board of Directors determined that interest rates were likely to decline and that this decline could cause net interest income to fall outside of the 10% range established in the asset/liability policy because the yield on loans would be adversely affected more than on other earning assets or the cost of interest bearing liabilities. As a result, in August of 1996 and January of 1997, the Company purchased interest rate "floors" in a notional amount of $20 million, which effectively converted approximately 10% of the Company's loans at December 31, 1998 to a minimum fixed rate basis. A premium of $258,500 was paid for the floors and is being amortized over the three-year term. The index used is the three-month LIBOR rate with a 6% floor rate. The three-month LIBOR rate was 5.00% at December 31, 1998. Through December 31 1998, the Bank has amortized $190,987 of the premium and received $141,932, which has been recognized as adjustments to net interest income.

     The following table illustrates the Company's estimated annualized earnings sensitivity profile as of December 31, 1998:

Table 14--Interest Rate Sensitivity


                                     Decrease                      Increase
                                     in Rates--                    in Rates--
                                  200 Basis Points     BASE     200 Basis Points
                                  ----------------   --------   ----------------
                                               (in thousands)

Projected interest income:
Loans.........................        $19,848        $20,932         $22,244
Investment securities.........          4,983          5,296           5,540
Federal funds sold............            339            443             553
                                      --------       -------         -------
Total interest income.........         25,170         26,671          28,337

Projected interest expense:
Deposits......................         12,538         13,848          15,202
Other borrowed funds..........            769            847             925
                                      --------       -------         -------
Total interest expense........         13,307         14,695          16,127
                                      --------       -------         -------
Net interest income...........        $11,863        $11,976         $12,210
                                      ========       =======         =======

Change from base..............        $  (113)                       $   234
% Change from base............           (.94)%                         1.95%

   Given an immediate, sustained 200 basis point increase to the yield curve used in the simulation model, it is estimated net interest income would increase 1.95%. A 200 basis point immediate, sustained decrease to the yield curve would decrease net interest income by an estimated .94%. These potential changes in net interest income are within the policy guidelines established by the Company's Board of Directors.

   These interest rate sensitivity profiles of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities and may not be a precise measurement of the effect of changing interest rates on the Company in the future.


Year 2000

     The Company continues to implement plans to address the Year 2000 issue. The issue arises from the fact that many existing computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. The Company has converted or replaced various programs, hardware and instrumentation systems to make them Year 2000 compliant. The Company's Year 2000 project is comprised of two components - business applications and equipment.

     In addressing the Year 2000 problem, the Company has examined its own software and equipment, potential problems with borrowers, and potential problems with government entities and others providing services to the Company. In addition to computer equipment, the Company has addressed possible problems with micro-processors embedded within operating equipment, such as telecommunication equipment, vaults, security and alarm systems, and automated teller machines. The Company continues to monitor the impact of the failure of a borrower's systems or a borrower's failure to comply with debt covenant terms regarding Year 2000 issues on the credit quality of the borrower's loan by communicating with its significant existing and new loan customers and ascertaining whether the customers need to include remediation and/or replacement of systems as part of their Year 2000 program and when they will have that completed. Presently, the Company has no reason to believe that its borrowers will not be able to adequately address the Year 2000 issue.

     The Company's President is Chairman of its Year 2000 committee. The Committee has devoted appropriate personnel resources to achieve Year 2000 compliance in a timely manner. Such personnel are working with the Company's Board of Directors and other members of management in completing its action, testing and contingency plans. The Company is also subject to oversight by the FDIC, the Federal Reserve Board and the Mississippi Department of Banking and Consumer Finance with respect to Year 2000 compliance.

     The Company has completed the Year 2000 awareness, assessment, and remediation phases. Minor implementations will be completed by March 31, 1999. Service provider testing of critical information systems should be completed for the majority testing required by March 31, 1999. Testing of all critical systems and a contingency/business resumption plan should be completed in advance of the June 30, 1999 regulatory deadline. The Company has expended approximately $73,000 through December 31, 1998 and projects the additional cost of remediation will be approximately $75,000. To date, independent analysis of the Company's Year 2000 exposure has not been obtained. Approximately $50,000 is projected to be capitalized because certain systems and equipment are being replaced and these costs are associated with purchasing new systems. Corrective actions to make the Company's core operating systems Year 2000 compliant have been made by the Company's software providers under existing licensing agreements with the Company at no additional expense.

     The Year 2000 issue principally involves the installation of selected software releases which are Year 2000 compliant. Certain of these installations would have been scheduled for completion by the Year 2000 in the normal course of business. The Year 2000 compliance of the Company's software suppliers will be essential for the Company's successful implementation of its Year 2000 objectives.

     The Company has examined the Year 2000 issue's impact on services such as payroll and investment securities operations that are provided by third parties. The capabilities and readiness for Year 2000 of other vendors have also been reviewed. Presently, the testing phase provides the Company with no reason to believe that its software providers, service providers and vendors will not be able to adequately address the Year 2000 issue. To the extent the software providers', service providers' and vendors' responses are not satisfactory, the Company will proceed with the steps outlined in its contingency/business resumption plan.

     The contingency/business resumption plan will include critical Company areas such as operations, personnel, network and business systems as well as systems external to the Company. The plan will address various alternatives and will include assessing a variety of scenarios that could emerge in the year 2000 and require the Company to react.
As an integral part of the plan potential liquidity challenges will be addressed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In response to this Item, the information set forth in Item 7 under the caption Asset/Liability Management and Market Risk and in Table 14 on pages 28 and 29 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors...........................................     32

Consolidated Balance Sheets as of December 31, 1998 and 1997.............     33

Consolidated Statements of Income and Comprehensive Income
 for the years ended December 31, 1998, 1997 and 1996....................     35

Consolidated Statements of Changes in Stockholders' Equity
 for the years ended December 31, 1998, 1997 and 1996....................     37

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996........................................     38

Notes to Consolidated Financial Statements...............................     40

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lamar Capital Corporation

     We have audited the accompanying consolidated balance sheets of Lamar Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lamar Capital Corporation at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                         ERNST & YOUNG LLP



Jackson, Mississippi
January 22, 1999

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                  December 31,
                                                             -------------------
                                                                1998       1997
                                                             ---------  --------


                                   ASSETS
Cash and due from banks..................................   $  15,038   $  7,787
Federal funds sold.......................................      11,400      7,950
                                                            ---------   --------
Cash and cash equivalents................................      26,438     15,737
Securities available for sale (amortized cost--$57,159
   in 1998 and $36,365 in 1997)                                57,814     36,810
Securities held to maturity (fair value--$33,512 in 1998
   and $22,203 in 1997)                                        33,014     22,111
Loans (less allowance for loan losses of $3,564 in 1998
   and $3,101 in 1997)                                        197,096    159,552
Accrued interest receivable..............................       3,256      2,391
Premises and equipment...................................       9,111      6,638
Other real estate........................................         742        411
Federal Home Loan Bank stock.............................         788        963
Cash surrender value of life insurance...................       1,298      1,233
Deferred income taxes....................................         760        689
Other assets.............................................         199        487
                                                            ---------   --------
          Total assets...................................   $ 330,516   $247,022
                                                            =========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing.....................................   $  27,841  $  24,051
Interest bearing.........................................     250,431    187,447
                                                            ---------- ---------
          Total deposits.................................     278,272    211,498
Interest payable.........................................         615        812
Dividends payable........................................         124        150
Other liabilities........................................       1,054        782
Other borrowed funds.....................................      19,120     17,620
                                                            ---------- ---------
          Total liabilities..............................     299,185    230,862

Stockholders' equity
Common stock, $.50 par value at December 31, 1998, $10
   par value at December 31, 1997,  50,000,000  shares
   authorized  at December 31, 1998,  100,000  shares
   authorized at December 31, 1997;  4,130,707  shares
   issued and outstanding at December 31, 1998,
   46,569.44 shares issued and outstanding at
   December 31, 1997....................................        2,065       466
Paid-in capital.........................................       15,885     5,374
Retained earnings.......................................       12,970    10,283
Accumulated other comprehensive income..................          411       279
Treasury stock, none at December 31, 1998 and 763.44
   shares at December 31, 1997..........................           --      (242)
                                                             ---------  --------
          Total stockholders' equity....................       31,331    16,160
                                                             ---------  --------
          Total liabilities and stockholders' equity....     $330,516   $247,022
                                                             ========   ========

                             See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)



                                                        Year ended December 31,
                                                     ---------------------------
                                                       1998      1997      1996
                                                     -------   --------  -------

Interest income
Loans, including fees............................    $18,706   $15,984   $13,790
Federal funds sold...............................        589       297       204
Interest on securities
Taxable..........................................      3,039     1,956     1,029
Non-taxable......................................      1,582     1,205     1,167
                                                     --------  --------  -------
                                                       4,621     3,161     2,196
                                                     --------  --------  -------
               Total interest income.............     23,916    19,442    16,190
Interest expense
Deposits ........................................     12,685     9,799     8,358
Other borrowed funds.............................      1,218       737        71
                                                     --------  --------  -------
               Total interest expense............     13,903    10,536     8,429
                                                     --------  --------  -------
Net interest income..............................     10,013     8,906     7,761
Provision for loan losses........................        785       725       557
Net interest income after provision for loan         --------  --------  -------
 losses..........................................      9,228     8,181     7,204
Other income
Service charges on deposit accounts..............      1,777     1,670     1,519
Mortgage loan fees...............................        639       362       260
Commissions on credit life insurance.............        439       391       320
Gain (loss) on sale of securities available for
 sale............................................        191       (13)       10
Trading account gains............................        123        --        --
Other operating income...........................        389       279       216
                                                     --------  --------  -------
               Total other income................      3,558     2,689     2,325
Other expense
Salaries and employee benefits...................      4,906     4,173     3,595
Occupancy expense................................        653       610       504
Furniture and equipment expense..................      1,007       878       787
Other operating expense..........................      2,166     2,016     2,004
                                                     --------  --------  -------
               Total other expense...............      8,732     7,677     6,890
                                                     --------  --------  -------
Income before income taxes.......................      4,054     3,193     2,639
Income tax expense...............................      1,005       854       611
                                                     --------  --------  -------
Net income     ..................................      3,049     2,339     2,028

Other comprehensive income (loss), net of
 income taxes
Change in unrealized gain (loss) on securities
 available for sale..............................        132       377      (68)
Reclassification of realized amount..............       (120)        8       (6)
                                                     -------- --------  --------
Net unrealized gain (loss) recognized in
 comprehensive income............................         12       385      (74)
                                                     -------- --------  --------
               Comprehensive income..............    $ 3,061  $  2,724  $ 1,954
                                                     ======== ========  ========
Earnings per share--basic and dilutive...........    $  1.09  $    .87  $    .75
                                                     ======== ========= ========
Weighted average shares outstanding - basic and
 dilutive........................................      2,793     2,687     2,709
                                                     ======== ========= ========

                             See accompanying notes.



                                                                  LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

                                                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                    (in thousands, except for share amounts)


                                                                                      Accumulated
                                                                                         Other                              Total
                                               Common Stock       Paid-in   Retained Comprehensive   Treasury Stock    Stockholders'
                                            Shares      Amount    Capital   Earnings     Income     Shares    Amount        Equity
                                        ------------- --------- ----------  --------- ------------ ---------- -------- -------------


Balance at January 1, 1996.............    46,569.44    $  466   $  5,227   $  6,441    $   (30)   1,409.30  $  (339)   $ 11,765
Net income for 1996....................                                        2,028                                       2,028
Dividend ($.09 per share)..............                                         (250)                                       (250)
Purchase of treasury stock.............                                                                8.14       (2)         (2)
Change in unrealized gain (loss), net
   of income taxes, on securities
   available for sale..................                                                     (68)                             (68)
                                        -------------  --------  ---------  --------- ----------  ---------- ---------  ---------
Balance at December 31, 1996...........    46,569.44       466      5,227      8,219        (98)   1,417.44     (341)     13,473
Net income for 1997....................                                        2,339                                       2,339
Dividend ($.10 per share)..............                                         (275)                                       (275)
Purchase of treasury stock.............                                                            1,374.00     (436)       (436)
Sale of treasury stock.................                               147                         (2,028.00)     535         682
Change in unrealized gain (loss), net
   of income taxes, on securities
   available for sale..................                                                     377                              377
                                        -------------  --------  ---------  ---------  ---------  ---------- ---------  ---------
Balance at December 31, 1997...........    46,569.44       466      5,374     10,283        279      763.44     (242)     16,160
Net income for 1998....................                                        3,049                                       3,049
Stock split (60-for-1)................. 2,747,596.96       931       (931)                        56,842.96                   --
Dividend ($.12 per share)..............                                         (362)                                       (362)
Purchase of treasury stock.............                                                              200.00      (72)        (72)
Sale of treasury stock.................                                51                        (30,711.00)     174         225
Retirement of treasury stock...........   (27,095.40)      (14)      (126)                       (27,095.40)     140          --
Sale of common stock...................    1,363,636       682     11,517                                                 12,199
Change in unrealized gain (loss), net
   of income taxes, on securities
   available for sale..................                                                     132                              132
                                        -------------  --------  ---------  ---------   --------  ---------- ---------  ---------
Balance at December 31, 1998               4,130,707   $ 2,065   $ 15,885   $ 12,970    $   411           -- $    --    $ 31,331
                                        =============  ========  =========  =========   ========  ========== =========  =========

                             See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                     Year ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------

Operating Activities
  Net income...................................  $  3,049   $  2,339   $  2,028
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses..................       785        725        557
    Provision for losses on other real estate..        11         44         18
    Deferred income tax benefit................      (149)       (89)      (108)
    Depreciation and amortization expense......       836        726        654
    Amortization of securities premiums........       254        167        208
    Accretion of securities discounts..........       (34)       (69)       (12)
    Increase in cash surrender value of life
      insurance................................       (65)       (64)       (61)
    Federal Home Loan Bank dividend............       (48)       (49)       (30)
    (Gain) loss on sales of securities
      available for sale.......................      (191)        13        (10)
    Trading account gains......................      (123)        --         --
    Proceeds from sales of trading securities..     3,619         --         --
    Gain of sales of other real estate.........        (7)       (12)       (18)
    Mortgage loan originations.................   (20,730)   (13,568)   (11,697)
    Proceeds from sales of mortgage loans......    20,099     13,508     12,581
    Increase in interest receivable............      (865)      (401)      (387)
    Increase (decrease) in interest payable....      (197)       120         10
    Decrease in other assets...................       288         79         81
    Increase in other liabilities..............       272        146         203
                                                  --------  ---------  ---------
Net cash provided by operating activities......     6,804      3,615      4,017
Investing activities
  Securities held to maturity:
    Proceeds from calls, maturities, and
      principal reductions.....................     4,672      2,821      3,195
    Purchase of securities.....................   (18,480)    (2,115)    (9,823)
  Securities available for sale:
    Proceeds from calls, maturities, and
      principal reductions.....................    14,725      3,554      2,162
    Proceeds from sales of securities..........     9,966     19,618      2,182
    Purchases of securities....................   (46,105)   (40,746)    (6,536)
  (Purchases) sales of Federal Home Loan Bank
      stock....................................       223       (375)       (29)
  Net increase in loans........................   (38,058)   (19,899)   (22,763)
  Proceeds from sales of other real estate.....        25        324        102

  Purchases of premises and equipment..........    (3,309)    (1,146)    (2,548)
                                                 ---------  ---------  ---------
  Net cash used in investing activities........   (76,341)   (37,964)   (34,058)
Financing activities
  Net increase in deposits.....................    66,774     26,094     28,773
  Net increase in revolving line of credit.....       100      4,020         --
  Borrowings from banks........................     5,000     10,000      7,000
  Payments on notes payable to banks...........    (3,600)    (3,400)        --
  Proceeds from sale of common stock...........    12,199         --         --
  Purchases of treasury stock..................       (72)      (436)        (2)
  Proceeds from sales of treasury stock........       225        682         --
  Dividends paid...............................      (388)      (250)      (250)
                                                 ---------  ---------  ---------
  Net cash provided by financing activities....    80,238     36,710     35,521
                                                 ---------  ---------  ---------
  Net increase in cash and cash equivalents....    10,701      2,361      5,480
  Cash and cash equivalents at beginning of
    year.......................................    15,737     13,376      7,896
                                                 ---------  --------  ----------
  Cash and cash equivalents at end of year.....  $ 26,438   $ 15,737  $  13,376
                                                 =========  ========  ==========

                             See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share amounts)

                  Years ended December 31, 1998, 1997 and 1996

1. Summary of Significant Accounting Policies

   Consolidation

     The consolidated financial statements include the accounts of Lamar Capital Corporation (the "Company") and its wholly-owned subsidiaries, The Mortgage Shop, Inc. ("MSI") and Lamar Bank (the "Bank") and its wholly-owned subsidiary, Southern Financial Services, Inc. ("SFSI"). All significant intercompany balances and transactions have been eliminated in consolidation.


   Business

     The Company is a one-bank holding company headquartered in Purvis, Mississippi. The Company operates seven full service banking locations in retail banking predominantly in Lamar and Forrest counties in southeastern Mississippi. SFSI operates a finance company in seven locations in southeastern Mississippi to provide consumer loans to customers who may not be eligible to obtain financing from the Bank. The Company's consolidated results of operations are dependent upon net interest income, which is the difference between the interest income on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets are securities and real estate, consumer and commercial loans. Interest-bearing liabilities consist of interest-bearing deposit accounts and other borrowed funds.

     Other sources of income include fees charged to customers for a variety of banking services such as deposit account fees and commissions on credit life insurance. The Company also generates fees in its mortgage banking activities from the origination and sale of loans and servicing rights of 15 year and 30 year fixed rate loans in the secondary market.

     The Company's operating expenses consist primarily of salaries and employee benefits, occupancy, furniture and equipment expenses, communications costs and other general and administrative operating expenses. The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.


   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


   Cash and Cash Equivalents

     Cash and cash equivalents are stated at cost. Federal funds sold have maturities generally of one day. The Bank is required to maintain average balances with the Federal Reserve Bank. The required reserve balance at December 31, 1998 was $2,410. Cash paid for interest during the years ended December 31, 1998, 1997 and 1996 was $14,100, $10,416 and $8,419, respectively.

   Securities

     Debt securities available for sale are carried at estimated fair value. The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized gains or losses on these debt securities are included in stockholders' equity net of income taxes. Debt securities which the Bank has the ability and the intent to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. The adjusted cost of the specific debt securities sold is used to compute gains or losses on the sale of securities. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Trading account securities consist of debt securities held for resale in anticipation of short-term market movements and are carried at estimated fair value. Trading account gains include the effects of adjustments to fair values. The adjusted cost of the specific securities sold is used to compute gains or losses on the sale of securities.

     Federal Home Loan Bank stock is not considered a marketable equity security under Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, therefore, is carried at cost.


   Mortgage Banking Activities

     The Company originates first mortgage loans (traditional 15 year and 30 year fixed and variable rate loans) for sale, with the servicing rights, in the secondary market. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customers lock into their rate. Origination fees and any gains or losses on the sale of the mortgage loans and servicing rights, which are not material to the consolidated operations for the years presented, are included in mortgage loan fees. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value, based on the subsequent sales prices of such loans.

     In June of 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to cease to recognize them as financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125. The Company adopted the provisions of SFAS No. 125 effective January 1, 1998. The adoption of SFAS No. 125 did not have a material impact on the consolidated financial condition or operating results of the Company.


   Loans

     Loans, other than mortgage loans held for sale, are stated at the principal amounts outstanding, less unearned income and the reserve for possible loan losses. Interest on loans and accretion of unearned income are computed by methods which approximate a level rate of return on recorded principal. Loan origination fees and certain direct loan origination costs are deferred and recognized over the average lives of the loans as an adjustment to yield.

     Commercial and real estate loans are placed on non-accrual status when they become past due 90 days or more as to principal or interest unless they are adequately secured and in the process of collection. All commercial and real estate nonaccrual loans are considered to be impaired in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Consumer loans generally are not placed on nonaccrual status but are reviewed periodically and charged off when deemed uncollectible or any payment of principal or interest is more than 120 days delinquent. Interest payments received on nonaccrual loans are applied to principal if in management's opinion there is doubt as to the collectibility of the principal; otherwise, these receipts are recorded as interest income. A loan remains on nonaccrual status until it is current as to principal and interest and the borrower demonstrates the ability to fulfill the contractual obligation.

   Allowance for Loan Losses

     The allowance for loan losses is maintained at a level considered adequate by management and approved by the Board of Directors to provide for potential loan losses. Management's determination of the adequacy is based on an evaluation of the portfolio, past loan loss experience, growth and composition of the loan portfolio, economic conditions and other relevant factors; actual losses may vary from the current estimate. The allowance is increased by provisions for loan losses charged against income. Actual loan losses are deducted from and subsequent recoveries are added to the allowance.


   Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the modified accelerated cost recovery method for financial reporting purposes based upon the estimated useful lives of the assets. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to expense when incurred.


   Other Real Estate

     Other real estate is stated at the lower of fair value, based on current market appraisals, or the recorded investment in the related loan.


   Long-Lived Assets

     The Company accounts for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of". The Company also accounts for long-lived assets that are expected to be disposed of in accordance with SFAS No. 121.


   Income Taxes

     The Company and its subsidiaries file a consolidated federal and state income tax return. The Company accounts for income taxes using the liability method. Temporary differences occur between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are recorded for these differences based on enacted tax rates and laws that will be in effect when the differences are expected to reverse.


   Comprehensive Income

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," effective for the year ended December 31, 1998. SFAS No. 130 requires the presentation of comprehensive income and establishes standards for reporting its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The years prior to December 31, 1998 have been restated to meet the current reporting formats.

   Derivatives and Hedging Activities

     Effective October 1, 1998, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in income. The fair value of the derivatives held at October 1, 1998 was not material to the Company's consolidated financial position.

     SFAS No. 133 also allowed, upon adoption, the reclassification of held-to-maturity securities to the available-for- sale or trading portfolios without tainting the remaining securities in the held-to-maturity portfolio. The Company reclassified $3,497 of held-to-maturity securities to trading account securities as of October 1, 1998. The unrealized gain of the transferred securities was not material to the Company's consolidated financial position or operations, thus the adoption of SFAS No. 133 did not result in a cumulative effect adjustment.


   Recent Accounting Pronouncements

     In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. SFAS No. 131 requires that financial information be reported on the same basis that is reported internally for evaluating segment performance and allocating resources to segments. The Company adopted SFAS No. 131 during 1998, but the adoption did not impact the consolidated financial position or operating results of the Company.


   Net Income per Common Share

     Effective May 13, 1998, the Board of Directors adopted and the shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized shares to 2,000,000 shares of Common Stock with a par value of $.50 per share and completed a 20-for-1 stock split of its Common Stock. On August 3, 1998, the Board of Directors approved a 3-for-1 stock split of its Common Stock and an amendment to the Company's Articles of Incorporation to increase the authorized shares to 50,000,000 shares of Common Stock with a par value of $.50 per share. The shareholders approved the amendment to increase the authorized shares on August 25, 1998. Consolidated net income per basic and diluted common share and dividends per share has been restated for each year presented in the accompanying consolidated statements of income and changes in stockholders' equity to reflect the stock splits described above.


   Reclassifications

     Certain reclassifications have been made in the accompanying consolidated financial statements from prior presentations.


2. Initial Public Offering

     In December 1998, the Company sold 1,363,636 shares of its Common Stock at $10 per share in an underwritten initial public offering (the "Offering"). Net proceeds from the Offering were $12,199. In January 1999, the underwriters exercised their overallotment option and the Company sold 185,000 shares at $10 per share. Net proceeds from the sale of these shares were $1,720.


3.  Debt Securities

     The aggregate carrying amounts and estimated fair value of debt securities were as follows:


                                                                                             December 31, 1998
                                                                                ----------------------------------------------
                                                                                             Gross       Gross      Estimated
                                                                                Amortized  Unrealized  Unrealized     Fair
                                                                                   Cost       Gains      Losses       Value
                                                                                ---------  ----------  ----------   ----------
Debt securities available for sale:

   U.S. Treasury securities and obligations of U.S. government agencies.......   $27,781    $   332     $   (19)     $28,094
   Obligations of states and political subdivisions...........................    10,177        308          --       10,485
   Mortgage-backed securities.................................................    19,201         81         (47)      19,235
                                                                                ---------  ----------  ----------   ----------
Total debt securities available for sale......................................   $57,159    $   721     $   (66)     $57,814
                                                                                =========  ==========  ==========   ==========
Debt securities held to maturity:
   U.S. Treasury securities and obligations of U.S. government agencies.......   $ 4,076    $    59     $    --      $ 4,135
   Obligations of states and political subdivisions...........................    27,520        497         (95)      27,922
   Mortgage-backed securities.................................................     1,418         37          --        1,455
                                                                                ---------  ----------  ----------  -----------
Total debt securities held to maturity........................................   $33,014    $   593     $   (95)     $33,512
                                                                                =========  ==========  ==========   ==========




                                                                                 December 31, 1997
                                                                   ----------------------------------------------
                                                                                 Gross        Gross    Estimated
                                                                   Amortized   Unrealized  Unrealized     Fair
                                                                     Cost        Gains      Losses       Value
Debt securities available for sale:                                ----------  ----------  ----------  ----------
   U.S. Treasury securities and obligations of U.S.

      government agencies....................................      $ 23,387    $     314   $     (5)    $23,696
   Obligations of states and political subdivisions..........         9,621          165        (28)      9,758
   Mortgage-backed securities................................         3,357           16        (17)      3,356
                                                                   ----------  ----------  ----------  ----------
Total debt securities available for sale.....................      $ 36,365    $     495   $    (50)    $36,810
                                                                   ==========  ==========  ==========  ==========
Debt securities held to maturity:
   U.S. Treasury securities and obligations of U.S.
      government agencies....................................      $  4,911    $       3   $    (20)    $ 4,894
   Obligations of states and political subdivisions..........        14,913          149        (88)     14,974
   Mortgage-backed securities................................         2,287           49         (1)      2,335
                                                                   ----------  ----------  ----------  ----------
Total debt securities held to maturity.......................      $ 22,111    $     201   $   (109)    $22,203
                                                                   ==========  ==========  ==========  ==========




     During the years ended December 31, 1998, 1997 and 1996, available-for-sale debt securities with a fair value at the date of sale of $9,966, $19,618 and $2,182, respectively, were sold. The gross realized gains or losses on such sales totaled $191, $(13) and $10, respectively. The amortized cost and estimated fair value of debt securities as of December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.


                                                                    Estimated
                                                       Amortized      Fair
                                                          Cost        Value
                                                       ----------   ----------
     Debt securities available for sale:
          Due in one year or less...................   $     200    $    201
          Due after one year through five years.....       5,953       6,004
          Due after five years through ten years....      17,692      18,102
          Due after ten years.......................      14,113      14,272
          Mortgage-backed securities................      19,201      19,235
                                                       ----------   ---------
                                                       $  57,159    $ 57,814
                                                       ==========   =========

     Debt securities held to maturity:
          Due in one year or less...................   $   1,432    $  1,445
          Due after one year through five years.....      11,665      11,810
          Due after five years through ten years....       6,935       7,073
          Due after ten years.......................      11,564      11,729
          Mortgage-backed securities................       1,418       1,455
                                                       ----------   ---------
                                                       $  33,014    $ 33,512
                                                       ==========   =========

     Debt securities having carrying amounts of $63,520 and $38,604 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.


4.   Loans

     Loans consisted of the following:



                                                      December 31,
                                                 ----------------------
                                                    1998        1997
                                                 ---------  -----------
     Real estate:
          Residential.....................       $ 61,280   $  55,406
          Mortgage loans held for sale....          1,053         421
          Construction....................          9,095       4,226
          Commercial......................         31,915      28,591
     Consumer.............................         61,686      51,965
     Commercial...........................         39,493      25,556
                                                 ---------  ----------
                                                  204,522     166,165
     Unearned income......................         (3,862)     (3,512)
     Allowance for loan losses............         (3,564)     (3,101)
                                                 ---------  ----------
     Net loans............................       $197,096    $159,552
                                                 =========  ==========

     Loans are made principally to customers in the Company's trade area. The economy in this trade area is primarily retail, service and medical based. The Company's loan portfolio is primarily centered in consumer loans and real estate; therefore, the collections of such loans are dependent on the trade area economy. The Company's lending policy provides that loans collateralized by real estate are normally made with loan-to-value ratios of 80% or less. Commercial loans are typically collateralized by property, equipment, inventories and/or receivables with loan-to-value ratios from 50% to 80%. Consumer loans are typically collateralized by automobiles and personal property.

     Transactions in the allowance for loan losses are summarized as follows:




                                                   As of and for the year ended
                                                           December 31,
                                                  ------------------------------
                                                    1998       1997      1996
                                                  --------   --------  ---------

     Balance at beginning of year .............   $  3,101   $ 2,837   $  2,529
     Provision for loan losses.................        785       725        557
     Loans charged off.........................       (526)     (638)      (488)
     Recoveries of loans previously charged
        off....................................        204       177        239
                                                  ---------  --------- ---------
     Balance at end of year ...................   $  3,564   $ 3,101   $  2,837
                                                  =========  ========= =========

     Non-accrual loans at December 31, 1998 and 1997 were $931 and $147, respectively.

     Certain directors, executive officers, principal shareholders, their immediate family members and entities in which they or their immediate family members have principal ownership interests, are customers of and have transactions with the Company in the ordinary course of business. Loans to these parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable third-party transactions and do not involve more than normal risks of collectibility or present other unfavorable features.

     These related party loan transactions are summarized as follows:


                                                         Year ended
                                                     December 31, 1998
                                                     -----------------

     Balance at beginning of year ................... $    1,436
     New loans.......................................      1,283
     Repayments......................................     (1,251)
                                                      -----------
     Balance at end of year.......................... $    1,468
                                                      ===========

5.  Premises and Equipment

     Premises and equipment consisted of the following at:



                                                  December 31,
                                             ---------------------
                                               1998         1997
                                             ---------   ---------
     Land.................................   $ 2,301      $ 1,657
     Bank premises........................     6,400        4,923
     Furniture, fixtures and equipment....     4,614        3,651
     Computer software....................       798          674
     Accumulated depreciation.............    (5,002)      (4,267)
                                             ---------   ---------
                                             $ 9,111      $ 6,638
                                             =========   =========


6.  Other Real Estate

     Other real estate transactions consisted of the following:




                                      As of and for the year ended
                                              December 31,
                                  -------------------------------------
                                   1998           1997           1996
                                  --------       ---------      -------

     Beginning balance.......     $   411        $    767        $ 309
     Transfers of loans......         360              24          560
     Sales...................         (18)           (336)         (84)
     Provision for losses....         (11)            (44)         (18)
                                  --------       ---------      -------
     Ending balance..........     $   742        $    411        $ 767
                                  ========       =========      =======

7.  Interest-Bearing Deposits

     Interest-bearing deposits consisted of the following:



                                                               December 31,
                                                           ---------------------
                                                             1998        1997
                                                           ---------   ---------
     Demand (Now, SuperNow and money market)...........    $ 81,516    $ 50,765
     Savings...........................................       9,437       8,877
     Individual retirement accounts....................      14,127      11,058
     Time deposits, $100,000 and over..................      45,040      35,635
     Other time deposits...............................     100,311      81,112
                                                           ---------   ---------
                                                           $250,431    $187,447
                                                           =========   =========

     Scheduled maturities of time deposits, including individual retirement accounts, outstanding at December 31, 1998 are as follows:


     1999....................   $  87,925
     2000....................      51,752
     2001....................       9,364
     2002....................       4,518
     2003....................       5,919
                                 --------
                                 $159,478
                                 ========

     In the normal course of business, the Company has accepted deposits from certain directors, executive officers, principal shareholders and other related parties on substantially the same terms, including interest rates, as those prevailing at the time of comparable transactions with third-party customers. Such deposits were $746 and $900 at December 31, 1998 and 1997, respectively.


8.   Other Borrowed Funds

     Other borrowed funds include borrowings of $4,120 and $4,020 at December 31, 1998 and 1997, respectively, under a $5,000 revolving line of credit with an unrelated bank. Borrowings accrue interest at a variable rate (9.00% at December 31, 1998 and 9.25% at December 31, 1997) with interest paid monthly. The revolving line of credit expires in December of 1999. Borrowings under the revolving line of credit are collateralized by substantially all of the assets of SFSI.

     Other borrowed funds include $3,600 at December 31, 1997 to an unrelated bank that was repaid in December 1998.

     Notes payable to banks include advances of $15,000 and $10,000 at December 31, 1998 and 1997, respectively, from Federal Home Loan Bank ("FHLB"). The advances accrue interest at variable rates (4.89% and 5.66% weighted average rate at December 31, 1998 and 1997, respectively) with interest paid monthly. The Company paid $5,000 of the amount outstanding in January 1999 (unaudited). The $10,000 advance matures in November 2008. The advances are collateralized by the Bank's investment in FHLB stock, which totaled $788 and $963 at December 31, 1998 and 1997, respectively, and by a blanket pledge of the Bank's eligible real estate loans. The Bank had available collateral to borrow an additional $53,000 from the FHLB at December 31, 1998.


9.   Income Taxes

     Income tax expense (benefit) consisted of the following:


                            Year ended December 31,
                         ------------------------------
                           1998       1997       1996
                         --------   --------   --------
     Current:
          Federal....    $   999    $   831    $   627
          State......        155        112         92
                         --------   --------   --------
                           1,154        943        719
     Deferred........       (149)       (89)      (108)
                         --------   --------   --------
                         $ 1,005    $   854    $   611
                         =========  =========  ========

     The differences between the Bank's actual income tax expense and amounts computed at the statutory rates are summarized as follows:



                                                         Year ended December 31,
                                                        ------------------------
                                                         1998     1997    1996
                                                        ------- -------- -------
Amount computed at statutory rate on income before
   income taxes.......................................  $1,379   $1,086  $  897
Increase (decrease) in income taxes resulting from:
     State income taxes, net of federal benefit.......      89       66      51
     Income from non-taxable securities...............    (447)    (323)   (319)
     Other............................................     (16)      25     (18)
                                                        -------  ------- -------
                                                        $1,005   $  854  $  611
                                                        =======  ======= ======

     The Company made income tax payments of $1,113, $984 and $762 during the years ended December 31, 1998, 1997 and 1996, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets consisted of the following:


                                                                   December 31,
                                                                  --------------
                                                                   1998   1997
                                                                  ------ -------
     Allowance for loan losses..................................  $ 878  $ 706
     Other real estate..........................................     26     23
     Deferred compensation......................................    131    105
     Net unrealized gains on securities available for sale......  (244)   (166)
     Other......................................................   (31)     21
                                                                  -----  ------
     Total net deferred tax assets..............................  $ 760  $ 689
                                                                  ====== =======


10.   Employment Benefit Plans

     The Company has a defined contribution 401(k) plan with a profit sharing feature which covers substantially all employees. Participants in the 401(k) plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company matches participants' contributions to the 401(k) plan up to 3% of each participant's annual salary. The Company may make a profit sharing contribution as determined by the Company's Board of Directors. The Company's matching and profit sharing contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the 401(k) plan were $88, $85 and $206 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company established an employee stock ownership plan ("ESOP") effective January 1, 1997 which covers substantially all employees. The Company may make contributions to the ESOP at the discretion of its Board of Directors and may be made in cash or common stock. The contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the ESOP were $165 and $150 for the years ended December 31, 1998 and 1997, respectively. On July 30, 1998, the ESOP purchased 18,711 shares of the Company's Common Stock included in treasury stock.

     In August of 1998, the Company adopted a stock incentive plan under which it plans to grant stock options for selected employees. As of December 31, 1998, no stock options had been granted under the plan.

     The Company maintains a self-insured medical plan. Under this plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $30 for each occurrence up to a maximum benefit of $1,000. The Company's expenses pertaining to the self-insured medical plan, including accruals for incurred but not reported claims, were $436, $323 and $233 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age
65. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled $71, $66 and $62 for the years ended December 31, 1998, 1997 and 1996, respectively.


11.   Regulatory Matters

     The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. These guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). The Federal Reserve Board also utilizes a leverage ratio (Tier 1 capital divided by average total consolidated assets) to evaluate the capital adequacy of bank holding companies. The Company's current regulatory ratios placed it in the "well-capitalized category.

     The Company's actual capital amounts and applicable ratios are as follows:



                                                                December 31,
                                                             -------------------
                                                              1998       1997
                                                             ---------  --------
     Capital:
     Stockholders' equity...............................     $31,331    $16,160
     Less unrealized gains on securities, net of
        income taxes....................................        (411)      (279)
     Intangible asset...................................         (94)      (102)
                                                             ---------  --------
     Tier 1 capital.....................................      30,826     15,779
     Qualifying allowance for loan losses...............       2,642      2,009
                                                             ---------  --------
     Total capital......................................     $33,468    $17,788
                                                             =========  ========
     Ratios:
     Total capital to risk-weighted assets..............       15.90%     11.09%
     Tier 1 capital to risk-weighted assets...............     14.65       9.84
     Tier 1 capital to total average assets (leverage
        ratio)............................................      9.55       6.87

     State banking regulations require the Mississippi Department of Banking and Consumer Finance to approve the payment of any dividends.


12.  Off-Balance Sheet Risks, Commitments and Contingent Liabilities

     Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support customers' trade transactions.

     Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

     The Company's maximum exposure to credit losses for loan commitments (unused lines of credit) outstanding at December 31, 1998 and expiring during 1999 is $14,946.

     The Company uses interest rate floor agreements to effectively convert a portion of its loans to a minimum fixed rate basis, thus reducing the impact of lower interest rates on the Company's net interest margin because management believes that lower interest rates would adversely affect the yield on loans more than on other earning assets or the cost of interest-bearing liabilities. At December 31, 1998 approximately 10.0% of the Company's loans were effectively subject to the Company's interest rate floor agreements that expire at various dates through January 16, 2000. The notional amount of $20.0 million for these agreements effectively fixes the Company's minimum variable interest rate on $20.0 million of loans using a 6% three-month LIBOR rate as the floor. At December 31, 1998 and 1997, the three-month LIBOR rate was 5.00% and 5.81%, respectively. The agreements are settled monthly and recognized with the amortization of the premium as adjustments to interest income. The fair value of the agreements were immaterial to the Company's consolidated financial position at December 31, 1998 and 1997.

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Although the ultimate outcome of these other actions and claims cannot be ascertained at this time, it is the opinion of management (based on advice of legal counsel) that such litigation and claims should be resolved without material effect on the Company's consolidated financial position or operating results.


13.  Parent Company Condensed Financial Information

     Balance Sheets

                                                           December 31,
                                                      ---------------------
                                                         1998        1997
                                                      ---------   ---------
Assets:
Cash and cash equivalents.......................      $  8,500    $     --
Investment in subsidiaries......................        21,729      19,069
Due from subsidiaries...........................           164         660
Premises and equipment..........................         1,170       1,173
Other...........................................            19          19
                                                      ---------   ---------
    Total assets................................      $ 31,582    $ 20,921
                                                      =========   =========
Liabilities:
Due to subsidiaries.............................      $     --    $  1,010
Other liabilities...............................           251         151
Other borrowed funds............................            --       3,600
                                                      ---------   ---------
    Total liabilities...........................           251       4,761

Stockholders' equity:
Common stock....................................         2,065         466
Paid-in capital.................................        15,885       5,374
Retained earnings...............................        12,970      10,283
Accumulated other comprehensive income..........           411         279
Treasury stock..................................            --        (242)
                                                      ---------   ---------
  Total stockholders' equity....................        31,331      16,160
                                                      ---------   ---------
    Total liabilities and stockholders' equity..      $ 31,582    $ 20,921
                                                      =========   =========

     Statements of Income

                                                      Year ended December 31,
                                                    ----------------------------
                                                     1998       1997      1996
                                                    -------    -------   -------
     Income:
     Dividends from subsidiaries..................  $   750     $1,110   $   475
     Other     ...................................       22         23         1
                                                    --------   --------  -------
               Total income.......................      772      1,133       476
     Expenses:
     Interest expense.............................      342        392         1
     Other     ...................................       55         60        59
                                                    --------   --------  -------
               Total expenses.....................      397        452        60
                                                    -------    -------   -------
     Income before income taxes...................      375        681       416
     Income tax benefit...........................      146        160        22
                                                    -------    -------   -------
     Income before equity in undistributed net
       income of subsidiaries.....................      521        841       438
     Equity in undistributed net income of
       subsidiaries...............................    2,528      1,498     1,590
                                                     -------   -------    ------
     Net income...................................   $3,049     $2,339    $2,028
                                                     =======   =======    ======



     Statements of Cash Flows                         Year ended December 31,
                                                    ----------------------------
                                                     1998       1997      1996
                                                    -------   --------  --------
     Operating activities:
     Net income.................................... $ 3,049   $ 2,339   $ 2,028
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
         Undistributed net income of subsidiaries..  (2,528)   (1,498)   (1,590)
         Depreciation expense......................       9         9        --
         (Increase) decrease in due from
           subsidiaries............                    (514)     (298)      815
         Increase in other assets..................      --        --       (14)
         Increase in other liabilities.............     126        --         1
                                                    --------  --------  --------
         Net cash provided by operating
          activities...............................     142       552     1,240
     Investment activities:
     Capital contribution to subsidiary............      --      (150)   (3,850)
     Purchases of premises and equipment...........      (6)     (182)   (1,000)
                                                    --------  --------  --------
     Net cash used in investing activities.........      (6)     (332)   (4,850)
     Financing activities:
     Dividends paid................................    (388)     (250)     (250)
     Borrowings from a bank........................      --        --     4,000
     Payments on note payable to a bank............  (3,600)     (400)       --
     Proceeds from sale of common stock............  12,199        --        --
     Purchases of treasury stock...................     (72)     (436)       (2)
     Proceeds from sales of treasury stock.........     225       682        --
                                                    --------  --------  --------
     Net cash provided by (used in) financing
       activities..................................   8,364      (404)    3,748
                                                    --------  --------  --------
     Net increase (decrease) in cash and cash
       equivalents.................................   8,500      (184)      138
     Cash and cash equivalents at beginning of
       year........................................      --       184        46
                                                    --------  --------  --------
     Cash and cash equivalents at end of year...... $ 8,500   $    --   $   184
                                                    ========  ========  ========

14.  Fair Values of Financial Instruments

     Generally accepted accounting principles require disclosure of fair value information about financial instruments for which it is practicable to estimate fair value, whether or not the financial instruments are recognized in the financial statements. When quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated through comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amount of cash and cash equivalents, non-interest bearing deposits, other borrowed funds and interest rate floors approximates the estimated fair value of these financial instruments. The estimated fair value of securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The estimated fair value of loans and interest-bearing deposits is based on present values using applicable risk-adjusted spreads to the appropriate yield curve to approximate current interest rates applicable to each category of these financial instruments. The fair value of the loan commitments to extend credit is based on the difference between the interest rate at which the Company's committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and the same maturities. The fair value is not material.

     Variances between the carrying amount and the estimated fair value of loans reflect both credit risk and interest rate risk. The Company is protected against changes in credit risk by the allowance for loan losses.

     The fair value estimates presented are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been revalued for purposes of these financial statements since those dates. Therefore, current estimates of fair value may differ significantly from the amounts presented.


                                                    December 31,
                                      ------------------------------------------
                                              1998               1997
                                      -------------------- ---------------------
                                       Carrying     Fair     Carrying    Fair
                                        Amount      Value     Amount    Value
                                      ---------  ---------  ---------  ---------
  Securities available for sale.      $ 57,814   $ 57,814   $ 36,810   $ 36,810
  Securities held to maturity....       33,014     33,512     22,111     22,203
  Loans..........................      197,096    194,672    159,552    158,116
  Interest-bearing deposits......      250,431    252,188    187,447    181,355


15.  Subsequent Event

     On January 21, 1999, the Bank obtained a $40,000 advance from the FHLB at a 4.49% interest rate (fixed for a three-year term) that matures January 21, 2009. The note is callable quarterly beginning April 22, 2002. The proceeds from this advance were used by the Company to purchase securities, which have been classified as available for sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors and executive officers of the Registrant can be found under Item 1 Description of Business of this Report on Form 10-K and under the headings "Election of Directors" and Executive Compensation" in the Proxy Statement to shareholders dated April 12, 1999, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item can be found under the heading "Executive Compensation" in the Proxy Statement dated April 12, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and the officers and directors can be found under the headings "Stock Ownership of Principal Stockholder" and "Stock Ownership of Directors and Officers" in the Proxy Statement dated April 12, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions can be found under the caption "Other Transactions with Management," in the Proxy Statement dated April 12, 1999, and is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.     Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements


A-2.     Financial Statement Schedules

         None.

A-3.     Exhibits Required by Item 601 of Regulation S-K

3.1      Articles of Incorporation of Registrant, as amended (1)(2)

3.3      Bylaws of Registrant, as amended(1)

4.1 Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant filed as Exhibits 3.1 and 3.3 herein)(1)

4.2      Shareholder Rights Plan(1)

4.3      Specimen Stock Certificate(2)

10.1     Executive Salary Continuation Agreements(1)

10.2     Stock Incentive Plan(2)

21       Subsidiaries of the Registrant(1)

27       Financial Data Schedule

         (1) Filed an as an exhibit to the S-1 Registration Statement of the Company (File No. 333-61355) filed on August 13, 1998 and incorporated by reference herein.

         (2) Filed an as an exhibit to Amendment No. 1 to the S-1 Registration Statement of the Company (File No. 333-61355) filed on October 1, 1998 and incorporated by reference herein.

B.        Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BY: /s/ Robert W. Roseberry
                                          --------------------------------------
                                           ROBERT W. ROSEBERRY
                                           CHAIRMAN AND
                                           CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)


DATE:  MARCH  29, 1999
             ----
                                       By: /s/ Donna T. Rutland
                                          --------------------------------------
                                           DONNA T. RUTLAND
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                     CAPACITIES                            DATE
----------                     ----------                            ----


/s/ O. B. Black, Jr.           Director                        March  29, 1999
---------------------------                                          ----
O. B. Black, Jr.


/s/ William H. Jordan          Director                        March  29, 1999
---------------------------                                          ----
William H. Jordan


/s/ Kenneth M. Lott            Director                        March  29, 1999
---------------------------                                          ----
Kenneth M. Lott


/s/ James R. Pylant            Director                        March  29, 1999
---------------------------                                          ----
James R. Pylant


/s/ Jane P. Roberts            Director                        March  29, 1999
---------------------------                                          ----
Jane P. Roberts


/s/ Monty C. Roseberry         Director                        March  29, 1999
---------------------------                                          ----
Monty C. Roseberry


/s/ Robert W. Roseberry        Director (Principal             March  29, 1999
---------------------------    Executive Officer)                    ----
Robert W. Roseberry


/s/ Donna T. Rutland           Chief Financial Officer         March  29, 1999
---------------------------    (Principal Accounting and             ----
Donna T. Rutland               Financial Officer)

                                INDEX TO EXHIBITS

3.1        Articles of Incorporation of Registrant, as amended (1)(2)

3.3        Bylaws of Registrant, as amended(1)

4.1 Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant filed as Exhibits 3.1 and 3.3 herein)(1)

4.2        Shareholder Rights Plan(1)

4.3        Specimen Stock Certificate(2)

10.1       Executive Salary Continuation Agreements(1)

10.2       Stock Incentive Plan(2)

21         Subsidiaries of the Registrant(1)

27         Financial Data Schedule

         (1) Filed an as an exhibit to the S-1 Registration Statement of the Company (File No. 333-61355) filed on August 13, 1998 and incorporated by reference herein.

         (2) Filed an as an exhibit to Amendment No. 1 to the S-1 Registration Statement of the Company (File No. 333-61355) filed on October 1, 1998 and incorporated by reference herein.