Form 10-Q
period 1999-03-31
LAMAR CAPITAL CORP
filed 1999-05-17
CIK 1067489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        Commission file number: 000-25145

                            LAMAR CAPITAL CORPORATION
             (exact name of Registrant as specified in its charter)


             MISSISSIPPI                       64-0733976
  (State or other  jurisdiction of             (I.R.S. Employer
   incorporation of organization)               Identification Number)

401 Shelby Speights Drive, Purvis , MS         39475
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: 601-794-6047


                                 NOT APPLICABLE
          (name, address and fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

     4,315,707 shares of the Registrant's Common stock, $.50 par value, were outstanding as of May 10, 1999.

                            LAMAR CAPITAL CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                           PAGE

PART I.    FINANCIAL INFORMATION

     ITEM 1.   Financial Statements and Supplementary Data

               Consolidated Balance Sheets -
               March 31, 1999 (Unaudited) and December 31, 1998               4

               Consolidated Statements of Income and Comprehensive
                 Income (Unaudited) -
               Three Months Ended March 31, 1999 and 1998                     6

               Consolidated Statements of Changes in Stockholders'
                 Equity
               Three Months Ended March 31, 1999 (Unaudited) and year
                 ended December 31,1998                                       7

               Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended March 31, 1999 and 1998                     8

               Notes to Consolidated Financial Statements (Unaudited)         9

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 10

     ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk    13

PART II.   OTHER INFORMATION

     ITEM 2.   Changes in Securities and Use of Proceeds                     14

     ITEM 6.   Exhibits and Reports on Form 8-K                              15

     SIGNATURES                                                              16

PART I. FINANCIAL INFORMATION

        In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 2 "Management's Discussion and Analysis." All phases of the Company's operations are subject to a number of risks and uncertainties.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projects in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.



ITEM 1. FINANCIAL STATEMENTS

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  MARCH 31,       DECEMBER 31,
                                                    1999             1998
                                                 -----------     --------------
                                                 (UNAUDITED)
                        ASSETS

Cash and due from banks                            $12,270          $15,038
Federal funds sold                                  10,480           11,400
                                                 ----------       ----------
Cash and cash equivalents                           22,750           26,438
Securities available for sale (amortized cost -
  $97,335 in 1999 and $57,159 in 1998))             96,989           57,814
Securities held to maturity (fair value -
  $34,383 in 1999 and $33,512 in 1998))             34,074           33,014
Loans:
     Real Estate:
           Residential                              65,184           62,333
           Construction                             11,521            9,095
           Commercial                               32,534           31,915
     Consumer                                       65,815           61,686
     Commercial                                     40,839           39,493
                                                 ----------       ----------
                                                   215,893          204,522
Unearned Income                                     (3,580)          (3,862)
Allowance for loan losses                           (3,643)          (3,564)
                                                 ----------       ----------
Net loans                                          208,670          197,096
Accrued interest receivable                          3,291            3,256
Premises and equipment                               9,167            9,111
Federal Home Loan Bank stock                         3,150              788
Other assets                                         3,078            2,999
                                                 ----------       ----------
     Total assets                                $ 381,169        $ 330,516
                                                 ==========       ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing                             $  29,929        $  27,841
Interest bearing:
  Demand                                            88,288           81,516
  Savings                                            9,780            9,437
  Time Deposits less than $100,000                 108,220          114,438
  Time Deposits more than $100,000                  55,603           45,040
                                                 ----------       ----------
     Total deposits                                291,820          278,272
Interest payable                                       590              615
Other liabilities                                    1,280            1,178
Other borrowed funds                                54,120           19,120
                                                 ----------       ----------
     Total liabilities                             347,810          299,185

STOCKHOLDERS' EQUITY

Common stock, $ .50 par value, 50,000,000            2,158            2,065
  shares authorized, 4,315,707 shares
  issued and outstanding at March 31, 1999
  and 4,130,707 shares issued and outstanding
  at December 31, 1998
Paid-in capital                                     17,513           15,885
Retained earnings                                   13,905           12,970
Accumulated other comprehensive income                (217)             411
                                                 ----------       ----------
     Total stockholders' equity                     33,359           31,331
                                                 ----------       ----------
     Total liabilities and stockholders'
       equity                                    $ 381,169        $ 330,516
                                                 ==========       ==========

See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                         1999        1998
                                                         ----        ----
Interest income:
Loans, including fees                                   $5,116      $4,293
Federal funds sold                                         110         193
Interest on securities:
Taxable                                                  1,344         544
Non-taxable                                                424         326
                                                       --------     -------
                                                         1,768         870
                                                       --------     -------
     Total interest income                               6,994       5,356
Interest expense:
Deposits                                                 3,367       2,716
Other borrowed funds                                       574         307
                                                       --------     -------
Total interest expense                                   3,941       3,023
                                                       --------     -------
Net interest income                                      3,053       2,333
Provision for loan losses                                  172         169
Net interest income after                              --------     -------
  provision for loan losses                              2,881       2,164
Other income:
Service charges on deposit accounts                        407         450
Gain (loss) on sale of securities
  available for sale                                         2         217
Other fees and operating income                            329         276
                                                       --------     -------
     Total other income                                    738         943

Other expense:
Salaries and employee benefits                           1,129       1,033
Occupancy expense                                          176         163
Furniture and equipment expense                            254         214
Other operating expense                                    553         459
                                                       --------     -------
     Total other expense                                 2,112       1,869
                                                       --------     -------
Income before income taxes                               1,507       1,238
Income tax expense                                         399         309
                                                       --------     -------
Net income                                               1,108         929
Other comprehensive income (loss), net of income
  taxes:
Change in unrealized gain (loss)
  on securities available for sale                        (628)       (231)
Reclassification of realized amount                         (1)       (136)
                                                       --------     -------
Net unrealized gain (loss)
  recognized in comprehensive income                      (629)       (367)
                                                       --------     -------
     Comprehensive income                               $  479      $  562
                                                       ========     =======
Earnings per share - basic and dilutive                 $  .26      $  .34
                                                       ========     =======
Weighted average shares outstanding -
  basic and dilutive                                     4,293       2,748
                                                       ========     =======
See accompanying notes.


                                            LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                     ACCUMULATED
                                                                        OTHER                                 TOTAL
                             COMMON STOCK      PAID-IN   RETAINED   COMPREHENSIVE      TREASURY STOCK      STOCKHOLDERS'
                          SHARES      AMOUNT   CAPITAL   EARNINGS       INCOME      SHARES        AMOUNT      EQUITY
                          ------------------   -------   --------   -------------   --------------------   -------------
Balance at
  December 31, 1997       46,569.44    $466    $5,374    $10,283         $279           763.44    $(242)    $16,160

Net income for 1998                                        3,049                                              3,049

Stock split
  (60-for-1)           2,747,596.96     931      (931)                               56,842.96

Dividend ($.12
  per share)                                                (362)                                              (362)

Purchase of
  treasury stock                                                                        200         (72)        (72)

Sale of treasury stock                             51                               (30,711.00)     174         225

Retirement of
  treasury stock         (27,095.40)    (14)     (126)                              (27,095.40)     140

Sale of common stock   1,363,636        682    11,517                                                        12,199

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                      132                                   132
                       ------------ -------- --------- ----------    ----------    -------------  ------ -----------
Balance at
  December 31, 1998    4,130,707      2,065    15,885     12,970          411               --       --      31,331
Net income for
  three months ended
  March 31, 1999                                           1,108                                              1,108

Dividend ($.04
per share)                                                  (173)                                              (173)

Sale of common stock     185,000         93     1,628                                                         1,721

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                     (628)                                 (628)

Balance at
  March 31, 1999       ------------ -------- --------- ----------    ----------    -------------  ------ -----------
  (Unaudited)          4,315,707    $ 2,158  $ 17,513  $  13,905       $ (217)              --    $  --  $   33,359
                       ============ ======== ========= ==========    ==========    =============  ====== ===========

See accompanying notes.


                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                          ------------------
                                                            1999      1998
                                                          --------   -------
Operating activities
     Net income                                             1,108      929
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                           172      169
          Depreciation and amortization expense               195      148
          Amortization of securities premiums                  65       50
          Accretion of securities discounts                   (13)      (3)
          (Gain) on sale of securities available for sale      (2)    (217)
          Gain of sales of other real estate                    1       --
          (Increase) decrease in interest receivable          (35)      10
          Decrease in interest payable                        (25)     (63)
          Increase in other assets                            232       64
          Increase (decrease) in other liabilities             53     (205)
                                                          --------   -------
Net cash provided by operating activities                   1,751    1,292
Investing activities
     Securities held to maturity:
          Proceeds from calls, maturities, and
            principal  reductions                             411    1,393
          Purchase of securities                             (745)  (9,382)
     Securities available for sale:
          Proceeds from calls, maturities,
            and principal reductions                        1,463    2,169
          Proceeds from sales of securities                 2,052    7,930
          Purchases of securities                         (44,463) (15,542)
     Purchase sales of Federal Home Loan Bank stock        (2,362)      --
     Net increase in loans                                (11,759) (10,296)
     Proceeds from sales of other real estate                  70       --
     Purchases of premises and equipment                     (251)    (596)
                                                          --------  -------
Net cash used in investing activities                     (55,584) (24,324)
Financing activities
     Net increase in deposits                              13,548   27,470
     Net increase in revolving line of credit                  --       67
     Borrowings from banks                                 40,000       --
     Payments on notes payable to banks                    (5,000)      --
     Proceeds from sale of common stock                     1,721       --
     Dividends paid                                          (124)    (150)
                                                          --------  -------
Net cash provided by financing activities                  50,145   27,387
                                                          --------  -------
     Net increase (decrease) in cash (3,688)4,355 and
       cash equivalents                                    (3,688)   4,355
     Cash and cash equivalents at beginning of period      26,438   15,737
                                                          -------  --------
     Cash and cash equivalents at end of period           $22,750  $20,092
                                                          -------  --------

 See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MARCH 31, 1999
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated balance sheet at December 31, 1998 and consolidated statement of stockholders' equity for the year ended December 31, 1998 have been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements include the accounts of Lamar Capital Corporation and subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Lamar Capital Corporation's 1998 Annual Report to Shareholders.


SECURITES PORTFOLIOS

In accordance with FAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities", as of March 31, 1999 the securities in the "Available for Sale" category included $345,000 in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $345,000 and $216,000 (net of taxes) respectively at March 31, 1999 to reflect the adjustment of the securities portfolio to market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   For the quarter ended March 31, 1999, the Company's net income increased to $1,108,000 as compared to $929,000 for the same period in 1998, an increase of 19.3%. Basic and diluted earnings per share was $0.26 in 1999 as compared to $0.34 in 1998 with an increase in weighted average shares outstanding (basic and dilutive) to 4.3 million from 2.7 million for those periods, respectively. The 1998 results included a one-time gain from the sale of investment securities of $139,000 (net of tax), or $0.05 per basic and dilutive earnings per share. The increase in net income resulted primarily from increased volume in earning assets. The increase in net income was partially offset by a decline in net interest margin from 3.83% for the quarter ended March 31, 1998 to 3.58% for the quarter ended March 31, 1999.

   Total assets at March 31, 1999, increased 15.3% over year end 1998 to $381.1 million. Increases of $40.2 million in investment securities and $11.6 million in net loans reflect this growth which was funded in part by $1.7 million in net proceeds from the sale of the underwriters' overallotment of shares in connection with the Company's Intitial Public Offering and net borrowings from the Federal Home Loan Bank.

   The return on average assets for the quarter ended March 31, 1999 increased to 1.21% as compared to year end 1998 of 1.03%; the return on average equity in 1999 was 12.40% as compared to 17.65% for 1998.


RESULTS OF OPERATIONS

NET INTEREST INCOME

   Net interest income is income produced by interest earning assets reduced by the interest expense associated with the funding of those assets. Changes in the mix of these interest-earning assets and interest-bearing liabilities and their yields and rates contribute to the levels of net interest income realized and have an impact on earnings.

   During the quarter ended March 31, 1999, net interest income increased 30.9% over the comparable period in 1998. The increase in 1999 is attributable to an increase in the Company's average interest-earning assets of 39.9%, primarily in the loan and investment securities portfolios. Interest-bearing liabilities increased 35.4% for the same periods primarily from increases in other borrowed funds, time deposits and transaction accounts.

   The Company's net interest margin was 3.58% for the quarter ended March 31, 1999 compared to 3.83% for the same period in 1998. The reduction in net interest margin resulted from a decrease in yield on interest-earning assets of
 .59% partially offset by a decline in the cost of interest-bearing liabilities of .20%. The net interest margin may be effected by the interest rate environment and changes in the earning asset mix and deposit fund mix.


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

   The Company's allowance for loan losses increased $395,000 to $3.6 million at quarter ended March 31, 1999 compared to the same period in 1998. The Company's allowance for loan losses to total loans decreased from 1.84% at quarter ended March 31, 1998 to 1.69% for the quarter ended March 31, 1999.


NON-INTEREST INCOME

   For the quarter ended March 31, 1999, non-interest income was $738,000 compared to $943,000 for the same period in 1998, a decrease of 21.7%. This decrease was primarily due to the gain on sale of securities available for sale of $220,000 in 1998.

NON-INTEREST EXPENSE

   For the quarter ended March 31, 1999, non-interest expense was $2.1 million compared to $1.9 million for the same period in 1998, a 13.0% increase. Non-interest expense levels are often measured using an efficiency ratio. The efficiency ratio measures the level of expense required to generate one dollar of revenue. At March 31, 1999, the Company's efficiency ratio was 55.7% as compared to 57.1% at March 31, 1998.

   Salaries and benefits comprise the largest portion of non-interest expense and increased 9.3% when compared to the same period in 1998. Additional staffing has been required in several locations as a result in volume and increased demand.


FINANCIAL CONDITION

LIQUIDITY

   The Company maintains sufficient liquidity to fund loan demand, deposit withdrawals and debt repayments. Liquidity is managed by retaining sufficient liquid assets in the form of cash and cash equivalents and core deposits to meet such demand. The Company also realizes funding and cash flows from the investment securities portfolio and pay downs from the loan portfolio. In addition, the Company has funds available to address liquidity needs under a line of credit, federal funds lines, the retail deposit market, and additional FHLB borrowings.

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


CAPITAL

   The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at March 31, 1999 were 14.93% and 16.19%, respectively. This compares to a tier 1 capital ratio of 14.65% and total risk-based capital ratio of 15.90% at December 31, 1998. The Company's leverage ratio was 9.41% at March 31, 1999 compared to 9.55% at December 31, 1998.


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

   In addressing the Year 2000 problem, the Company has examined its own software and equipment, potential problems with borrowers, and potential problems with government entities and others providing services to the Company. In addition to computer equipment, the Company has addressed possible problems
with   microprocessors   embedded   within   operating   equipment,   such   as
telecommunication equipment, vaults, security and alarm systems, and automated teller machines. The Company continues to monitor the impact of the failure of a borrower's systems or a borrower's failure to comply with debt covenant terms regarding Year 2000 issues on the credit quality of the borrower's loan by communicating with its significant existing and new loan customers and ascertaining whether the customers need to include remediation and/or replacement of systems as part of their Year 2000 program and when they will have that completed. Presently, the Company has no reason to believe that its borrowers will not be able to adequately address the Year 2000 issue.

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

   The  Company  has  completed  the  Year  2000  awareness,   assessment,   and
remediation phases. Minor implementations have been completed as of March 31, 1999. Service provider testing of critical information systems were completed for the majority testing required by March 31, 1999. Testing of all critical systems and a contingency/business resumption plan should be completed by June 30, 1999 regulatory deadline. The Company has expended approximately $73,000 through March 31, 1999 and projects the additional cost of remediation will be approximately $75,000. To date, independent analysis of the Company's Year 2000 exposure has not been obtained. Approximately $50,000 is projected to be capitalized because certain systems and equipment are being replaced and these costs are associated with purchasing new systems. Corrective actions to make the Company's core operating systems Year 2000 compliant have been made by the Company's software providers under existing licensing agreements with the Company at no additional expense.

   The Year 2000 issue principally involves the installation of selected software releases which are Year 2000 compliant. Certain of these installations would have been scheduled for completion by the Year 2000 in the normal course of business. The Year 2000 compliance of the Company's software suppliers will be essential for the Company's successful implementation of its Year 2000 objectives.

   The Company has examined the Year 2000 issues' impact on services such as payroll and investment securities operations that are provided by third parties. The capabilities and readiness for Year 2000 of other vendors have also been reviewed. Presently, the testing phase provides the Company with no reason to believe that its software providers, service providers and vendors will not be able to adequately address the Year 2000 issue. To the extent the software providers', service providers' and vendor's responses are not satisfactory, the Company will proceed with the steps outlined in its contingency/business resumption plan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   Interest rate risk management focuses on maintaining acceptable net interest income within policy limits approved by the Board of Directors. The Company's Board of Directors monitors and manages interest rate risk to maintain an acceptable level of change to net interest income resulting from market interest rate changes. The Company's interest rate risk policy, as approved by the Board of Directors, is stated in terms of change in net interest income given a 200 basis point immediate and sustained increase or decrease in market interest rates. The current limits approved by the Board of Directors are plus or minus 10% of net interest income for a 200 basis point movement.

                     PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit (27) Selected financial data.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         BY: /s/ Robert W. Roseberry
                                            -----------------------------------
                                            ROBERT W. ROSEBERRY
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)


DATE:  MAY 17, 1999

                                        BY: /s/ Donna T. Rutland
                                           ------------------------------------
                                           DONNA T. RUTLAND
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER)


DATE:  MAY 17, 1999