Form 10-Q
period 1999-06-30
LAMAR CAPITAL CORP
filed 1999-08-16
CIK 1067489

LAMAR CAPITAL CORPORATION

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999   Commission file number: 000-25145



                            LAMAR CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Mississippi                      64-0733976
     --------------------------------      -----------------------
     (State or other  jurisdiction of      (I.R.S. Employer
      incorporation of organization)        Identification Number)

        Registrant's telephone number, including area code: 601-794-6047


                                 NOT APPLICABLE
          -------------------------------------------------------------
          (name, address and fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                 -------     -------

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                   Outstanding as of August 11, 1999
           -----                   ---------------------------------
Common stock ($.50 par value)               4,315,707 shares

                            LAMAR CAPITAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements and Supplementary Data

             Consolidated Balance Sheets -
             June 30, 1999 (Unaudited) and December 31, 1998                4

             Consolidated Statements of Income and Comprehensive
             Income (Unaudited) -
             Three Months Ended June 30, 1999 and 1998 and
             Six Months Ended June 30, 1999 and 1998                        6

             Consolidated Statements of Changes in Stockholders' Equity
             Six Months Ended June 30, 1999 (Unaudited) and year
             ended December 31,1998                                         7

             Consolidated Statements of Cash Flows (Unaudited) -
             Six Months Ended June 30, 1999 and 1998                        8

             Notes to Consolidated Financial Statements (Unaudited)         9

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk      14

PART II. OTHER INFORMATION

  ITEM 2.  Changes in Securities and Use of Proceeds                       16

  ITEM 4.  Submission of Matters to a Vote of Security Holders             17

  ITEM 6.  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                                 18

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

ITEM 1. FINANCIAL STATEMENTS

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                     JUNE 30,      DECEMBER 31,
                                                       1999            1998
                                                   -----------    --------------
                                                   (UNAUDITED)
ASSETS

Cash and due from banks                            $  15,738       $  15,038
Federal funds sold                                     3,840          11,400
                                                   ----------      ----------
Cash and cash equivalents                             19,578          26,438
Securities available for sale (amortized cost -
  $100,117 in 1999 and $57,159 in 1998)               97,126          57,814
Securities held to maturity (fair value -
  $34,886 in 1999 and $33,512 in 1998)                35,301          33,014
Loans:
     Real Estate:
       Residential                                    67,558          62,333
       Construction                                   12,705           9,095
       Commercial                                     33,577          31,915
     Consumer                                         68,195          61,686
     Commercial                                       45,345          39,493
                                                   ----------      ----------
                                                     227,380         204,522
Unearned Income                                       (2,933)         (3,862)
Allowance for loan losses                             (3,681)         (3,564)
                                                   ----------      ----------
Net loans                                            220,766         197,096
Accrued interest receivable                            3,739           3,256
Premises and equipment                                 9,289           9,111
Federal Home Loan Bank stock                           3,186             788
Other assets                                           4,413           2,999
                                                   ----------      ----------
     Total assets                                  $ 393,398       $ 330,516
                                                   ==========      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing                               $  28,334       $  27,841
Interest bearing:
  Demand                                              90,347          81,516
  Savings                                              9,972           9,437
  Time Deposits less than $100,000                   120,488         114,438
  Time Deposits more than $100,000                    45,315          45,040
                                                   ----------      ----------
     Total deposits                                  294,456         278,272
Interest payable                                         844             615
Other liabilities                                      1,407           1,178
Other borrowed funds                                  64,120          19,120
                                                   ----------      ----------
     Total liabilities                               360,827         299,185


STOCKHOLDERS' EQUITY

Common stock, $ .50 par value, 50,000,000              2,158           2,065
  shares authorized, 4,315,707 shares
  issued and outstanding at June 30, 1999
  and 4,130,707 shares issued and outstanding
  at December 31, 1998
Paid-in capital                                       17,513          15,885
Retained earnings                                     14,776          12,970
Accumulated other comprehensive income                (1,876)            411
                                                   ----------      ----------
     Total stockholders' equity                       32,571          31,331
                                                   ----------      ----------
     Total liabilities and stockholders' equity    $ 393,398       $ 330,516
                                                   ==========      ==========


See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                          1999        1998       1999     1998
                                          ----        ----       ----     ----
Interest income:
Loans, including fees                   $ 5,380     $ 4,575     10,496    8,868
Federal funds sold                           86         197        196      390
Interest on securities:
Taxable                                   1,544         812      2,888    1,356
Non-taxable                                 442         371        866      697
                                        --------    --------    -------  -------
                                          1,986       1,183      3,754    2,053
                                        --------    --------    -------  -------
  Total interest income                   7,452       5,955     14,446   11,311
Interest expense:
Deposits                                  3,424       3,194      6,791    5,910
Other borrowed funds                        688         306      1,262      613
                                        --------    --------    -------  -------

Total interest expense                    4,112       3,500      8,053    6,523
                                        --------    --------    -------  -------
Net interest income                       3,340       2,455      6,393    4,788
Provision for loan losses                   217         190        389      359
Net interest income after                --------    --------    -------  ------
  provision for loan losses               3,123       2,265      6,004    4,429
Other income:
Service charges on deposit
  accounts                                  549         434        956      884
Gain on sale of securities
  available for sale                          4           4          6      221
Other fees and operating income             394         371        723      647
                                        --------    --------    -------  -------
     Total other income                     947         809      1,685    1,752

Other expense:
Salaries and employee benefits            1,515       1,236      2,644    2,269
Occupancy expense                           170         148        346      311
Furniture and equipment expense             276         221        530      435
Other operating expense                     689         567      1,242    1,026
                                        --------    --------    -------  -------
     Total other expense                  2,650       2,172      4,762    4,041
                                        --------    --------    -------  -------
Income before income taxes                1,420         902      2,927    2,140
Income tax expense                          376         226        775      535
                                        --------    --------    -------  -------
Net income                                1,044         676      2,152    1,605

Other comprehensive income (loss),
  net of income taxes:
Change in unrealized gain (loss)
  on securities available for sale       (1,659)        115     (2,287)    (116)
Reclassification of realized amount          (3)         (3)        (4)    (139)
                                        --------     --------   -------  -------
Net unrealized gain (loss)
  recognized in comprehensive
  income                                 (1,662)        112     (2,291)    (255)
                                        --------     --------   -------  -------
     Comprehensive income (loss)        $  (618)     $  788     $ (139)  $1,350
                                        ========     ========   =======  =======
Earnings per share - basic and
  dilutive                              $   .24      $  .25     $  .50   $  .59
                                        ========     ========   =======  =======
Weighted average shares outstanding -
  basic and dilutive                      4,316       2,738      4,304    2,743
                                        ========     ========   =======  =======

See accompanying notes.


                                            LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                                            ACCUMULATED
                                                                               OTHER                                 TOTAL
                                  COMMON STOCK       PAID-IN    RETAINED   COMPREHENSIVE      TREASURY STOCK     STOCKHOLDERS'
                              SHARES       AMOUNT    CAPITAL    EARNINGS       INCOME      SHARES       AMOUNT       EQUITY
                             ----------------------  --------   ---------  -------------  ---------------------  -------------
Balance at

  December 31, 1997             46,569.44     $466    $ 5,374    $10,283          $279          763.44   $(242)      $16,160

Net income for 1998                                                3,049                                               3,049

Stock split
  (60-for-1)                 2,747,596.96      931       (931)                               56,842.96                   --

Dividend ($.12
  per share)                                                        (362)                                               (362)

Purchase of
  treasury stock                                                                                200.00     (72)          (72)

Sale of treasury stock                                     51                               (30,711.00)    174           225

Retirement of
 treasury stock                (27,095.40)     (14)      (126)                              (27,095.40)    140           --

Sale of common stock            1,363,636      682     11,517                                                         12,199

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                               132                                   132
                              ------------ --------  ---------  ---------   -------------  ------------ -------  -------------
Balance at
  December 31, 1998             4,130,707    2,065     15,885     12,970           411          --          --        31,331
Net income for
 six months ended
 June 30, 1999                                                     2,152                                               2,152

Dividend ($.04
per share)                                                          (346)                                               (346)

Sale of common stock              185,000       93      1,628                                                          1,721

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                            (2,287)                               (2,287)

Balance at
 June 30, 1999                ------------ --------  ---------  ---------   -------------  ------------ -------  -------------
  (Unaudited)                   4,315,707  $ 2,158    $17,513    $14,776       $(1,876)         --      $   --       $32,571
                              ============ ========  =========  =========   =============  ============ =======  =============


See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                              1999        1998
                                                             ------      ------
Operating activities
  Net income                                                 $2,152      $1,605
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                 389         360
      Provision for loan losses on other real estate              5          11
      Depreciation and amortization expense                     438         348
      Amortization of securities premiums                       115         121
      Accretion of securities discounts                         (25)        (12)
      Gain on sale of securities available for sale              (6)       (222)
      Gain (loss) of sales of other real estate                   1          (7)
      Increase in interest receivable                          (483)       (500)
      Increase (decrease) in interest payable                   229         (54)
      Increase in other assets                                 (308)       (241)
      Increase (decrease) in other liabilities                  180         (21)
                                                             -------     -------
Net cash provided by operating activities                     2,687       1,388
Investing activities
  Securities held to maturity:
    Proceeds from calls, maturities, and
      principal  reductions                                     580       2,935
    Purchase of securities                                   (2,140)    (13,456)
  Securities available for sale:
    Proceeds from calls, maturities,
      and principal reductions                                2,622           -
    Proceeds from sales of securities                        10,498       7,179
    Purchases of securities                                 (56,896)    (24,618)
  (Purchase) sales of Federal Home Loan Bank stock           (2,398)        209
  Net increase in loans                                     (24,072)    (19,803)
  Proceeds from sales of other real estate                      267          25
  Purchases of premises and equipment                          (616)     (2,025)
                                                            ---------   --------
Net cash used in investing activities                       (72,155)    (49,554)
Financing activities
  Net increase in deposits                                   16,184      57,098
  Net increase in revolving line of credit                        -         100
  Borrowings from banks                                      50,000           -
  Payments on notes payable to banks                         (5,000)          -
  Purchases of treasury stock                                     -         (72)
  Proceeds from sale of treasury stock                            -         150
  Proceeds from sale of common stock                          1,721           -
  Dividends paid                                               (297)       (150)
                                                            ---------   --------
Net cash provided by financing activities                    62,608      57,126
                                                            ---------   --------
  Net increase (decrease) in cash and cash equivalents       (6,860)      8,960
  Cash and cash equivalents at beginning of period           26,438      15,737
                                                            ---------   --------
  Cash and cash equivalents at end of period                $19,578     $24,697
                                                            ---------   --------


See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


JUNE 30, 1999
(UNAUDITED)

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

SECURITIES PORTFOLIOS

     In accordance with FAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities", as of June 30, 1999 the securities in the "Available for Sale" category included $2,991,000 in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $2,991,000 and $1,876,000 (net of taxes) respectively at June 30, 1999 to reflect the adjustment of the securities portfolio to market.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     For the six month period ended June 30, 1999, the Company's net income increased to $2,152,000 as compared to $1,605,000 for the same period in 1998, an increase of 34.1%. Basic and diluted earnings per share was $0.50 in 1999 as compared to $0.59 in 1998 with an increase in weighted average shares outstanding (basic and dilutive) to 4.3 million from 2.7 million for those periods, respectively. The 1998 net income included a one-time gain from the sale of investment securities of $139,000 (net of tax), or $0.05 per basic and dilutive share. The increase in net income resulted primarily from increased volume in earning assets. The increase in net income was partially offset by a decline in net interest margin from 3.74% for the six month period ended
June 30, 1998 to 3.65% for the six month period ended June 30, 1999.

     Total assets at June 30, 1999, increased 19.0% over year end 1998 to $393.4 million. Increases of $41.6 million in investment securities and $23.7 million in net loans reflect this growth which was funded in part by $1.7 million in net proceeds from the sale of the underwriters' overallotment of shares in connection with the Company's Initial Public Offering.

     For quarter ended June 30, 1999, the Company's net income increased to $1,044,000 as compared to $676,000 for the same quarter in 1998, an increase of 54.4%. Basic and diluted earnings per share was $0.24 in 1999 as compared to $0.25 in 1998 with an increase in weighted average shares outstanding (basic and dilutive) to 4.3 million from 2.7 million for those periods, respectively. The increase in net income resulted primarily from increased volume in earnings assets. The increase in net income was also due to an increase in net interest margin from 3.57% for the quarter ended June 30, 1998 to 3.72% for the quarter ended June 30, 1999.


RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income is income produced by interest earning assets reduced by the interest expense associated with the funding of those assets. Changes in the mix of these interest-earning assets and interest-bearing liabilities and their yields and rates contribute to the levels of net interest income realized and have an impact on earnings.

     During the six month period ended June 30, 1999, net interest income increased 33.5% over the comparable period in 1998. The increase in 1999 is attributable to an increase in the Company's average interest-earning assets of 34.9%, primarily in the loan and investment securities portfolios. Interest-bearing liabilities increased 30.6% for the same periods primarily from increases in other borrowed funds, time deposits and transaction accounts.

     The Company's net interest margin was 3.65% for the six month period ended June 30, 1999 compared to 3.74% for the same period in 1998. The reduction in net interest margin resulted from a decrease in yield on interest-earning assets of .51% partially offset by a decline in the cost of interest-bearing liabilities of .30%. The net interest margin may be affected by the interest rate environment and changes in the earning asset mix and deposit fund mix.

     During the quarter ended June 30, 1999, net interest income increased 36.0% over the comparable period in 1998. The increase in 1999 is attributable to an increase in the Company's average interest-earning assets of 30.5%, primarily, in the loan and investment securities portfolios. Interest-bearing liabilities increased 25.7% for the same periods primarily from increases in other borrowed funds, time deposits and transaction accounts.

     The Company's net interest margin was 3.72% for the quarter ended June 30, 1999 compared to 3.57% for the same period in 1998. The increase in net interest margin resulted from a decrease in yield on interest-earning assets of .35% offset by a decline in the cost of interest-bearing liabilities of .36%.


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

     The Company's allowance for loan losses increased $295,000 to $3.7 million at six month period ended June 30, 1999 compared to the same period in 1998. The Company's allowance for loan losses to total loans decreased from 1.8% at June 30, 1998 to 1.6% at June 30, 1999.


NON-INTEREST INCOME

     For the six month period ended June 30, 1999, non-interest income was $1,685,000 compared to $1,752,000 for the same period in 1998, a decrease of 3.8%. This decrease was primarily due to the gain on sale of securities available for sale of $220,000 in 1998.

     For the quarter ended June 30, 1999, non-interest income was $947,000 compared to $809,000 for the same period in 1998, an increase of 17.1%. This increase was primarily due to the increases in service charges on deposit accounts.

NON-INTEREST EXPENSE

     For the six month period ended June 30, 1999, non-interest expense was $4.8 million compared to $4.0 million for the same period in 1998, a 17.8% increase. Non-interest expense levels are often measured using an efficiency ratio. The efficiency ratio measures the level of expense required to generate one dollar of revenue. At June 30, 1999, the Company's efficiency ratio was 58.95% as compared to 61.78% at June 30, 1998.

     For the quarter ended June 30, 1999, non-interest expense was $2.7 million compared to $2.2 million for the same quarter in 1998, a 22.0% increase. For the quarter ended June 30, 1999, the Company's efficiency ratio was 61.83% as compared to 65.24% for the same quarter in 1998.

     Salaries and benefits is the largest component of non-interest expense and increased 22.6% and 16.5%, respectively when compared to the quarter and six months ended June 30, 1998. Additional staffing has been required in several locations as a result of volume and increased demand.


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

CAPITAL

     The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at June 30, 1999 were 14.44% and 15.69%, respectively. This compares to a tier 1 capital ratio of 14.65% and total risk-based capital ratio of 15.90% at December 31, 1998. The Company's leverage ratio was 8.79% at June 30, 1999 compared to 9.55% at December 31, 1998.

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

     The Company's President is Chairman of its Year 2000 committee. The Committee has devoted appropriate personnel resources to achieve Year 2000 compliance in a timely manner. Such personnel has worked with the Company's Board of Directors and other members of management in completing its action, testing and contingency plans. The Company is also subject to oversight by the FDIC, the Federal Reserve Board and the Mississippi Department of Banking and Consumer Finance with respect to Year 2000 compliance.

     The  Company  has  completed  the  Year  2000 awareness,  assessment,   and
remediation phases. Minor implementations have been completed as of June 30, 1999. Service provider testing of critical information systems were completed for the majority testing required by June 30, 1999. Testing of all critical systems and a contingency/business resumption plan was completed by the June 30, 1999 regulatory deadline. The Company has expended approximately $120,000 through June 30, 1999 and projects no additional cost of remediation for the remainder of the year. To date, independent analysis of the Company's Year 2000 exposure has not been obtained. Approximately $50,000 has been capitalized because certain systems and equipment are being replaced and these costs are associated with purchasing new systems. Corrective actions to make the Company's core operating systems Year 2000 compliant have been made by the Company's software providers under existing licensing agreements with the Company at no additional expense.

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

     The contingency/business resumption plan includes critical Company areas such as operations, personnel, network and business systems as well as systems external to the Company. The plan addresses various alternatives and includes assessing a variety of scenarios that could emerge in the year 2000 and require the Company to react. As an integral part of the plan potential liquidity challenges are being addressed.


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

          (1) Effective date of Registration Statement: December 16, 1998 (File No. 333-61355)
          (2) The Offering commenced on December 16, 1998 and was consummated on December 22, 1998.
          (3)   All securities registered in the Offering were sold.
          (4) The managing underwriters of the Offering were Morgan Keegan & Company, Inc. and Sterne, Agee & Leach, Inc.
          (5)   Common Stock, $.50 par value.
          (6)   Amount registered and sold: 1,548,636.
          (7)   Aggregate purchase price: $15,486,360.
          (8)   All shares were sold for the account of the Issuer.
          (9) $1,084,045 in underwriting discounts and commissions were paid to the underwriters. $483,081 of other expenses were incurred, including estimated expenses.
         (10)   $13,919,234 of net Offering proceeds to the Issuer.
         (11) Use of Proceeds: $3,660,288 to retire indebtedness of the Company to Bank One, New Orleans, Louisiana; $7,500,000 was injected into the capital of the Bank in order to improve the capital ratios of the Bank so that the Bank will be positioned to make necessary capital expenditures to establish two de novo branches in Hattiesburg, Mississippi one of which the Company expects to be operational in the first quarter of 2000; and the remainder of the Offering proceeds are being held by the Company for the possible future acquisition of other financial institutions or branches and the contribution of additional capital to the Bank to support loan growth.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A.     Annual Meeting held May 11, 1999

     B.     Directors elected at the Annual Meeting held May 11, 1999:


                                                   Votes Cast
                                                   ----------
                                            Affirmed        Withheld
                                            --------        --------
            1. Robert W. Roseberry          3,568,313       1,500
            2. Jane P. Roberts              3,568,313       1,500
            3. Kenneth M. Lott              3,568,313       1,500
            4. O. B. Black, Jr.             3,568,113       1,700
            5. William H. Jordan            3,568,113       1,700
            6. James R. Pylant              3,568,113       1,700
            7. Monty C. Roseberry           3,568,313       1,500

     C. Approval of Ernst & Young, LLP as the independent public accountants of the Company. Approval was made with a favorable vote of 82.62%.

        For                    Against               Abstained
        ---                    -------               ---------
        3,565,705               2,108                 2,000



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit (27) Selected financial data.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BY: /s/ Robert W. Roseberry
                                           -------------------------
                                           ROBERT W. ROSEBERRY
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)


DATE: AUGUST 16, 1999

                                         BY: /s/ Donna T. Rutland
                                            ------------------------
                                            DONNA T. RUTLAND
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER AND
                                            PRINCIPAL ACCOUNTING OFFICER)


DATE: AUGUST 16, 1999