Form 10-Q
period 1999-09-30
LAMAR CAPITAL CORP
filed 1999-11-15
CIK 1067489

LAMAR CAPITAL CORPORATION

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999
                       Commission file number: 000-25145



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

           Class                   Outstanding as of November 11, 1999
           -----                   ---------------------------------
Common stock ($.50 par value)               4,315,707 shares

                            LAMAR CAPITAL CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                           PAGE

PART I.   FINANCIAL INFORMATION

  ITEM 1.   Financial Statements and Supplementary Data

              Consolidated Balance Sheets -
              September 30, 1999 (Unaudited) and December 31, 1998            4


              Consolidated Statements of Income and Comprehensive
              Income (Unaudited) -
              Three Months Ended September 30, 1999 and 1998 and
              Nine Months Ended September 30, 1999 and 1998                   6

              Consolidated Statements of Changes in Stockholders' Equity
              Nine Months Ended September 30, 1999 (Unaudited) and
              year ended December 31,1998                                     7

              Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended September 30, 1999 and 1998                   8

              Notes to Consolidated Financial Statements (Unaudited)          9


  ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     9

  ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk       14

PART II.  OTHER INFORMATION

  ITEM 2.   Changes in Securities and Use of Proceeds                        16

  ITEM 6.   Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                   18

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

ITEM 1. FINANCIAL STATEMENTS

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1999              1998
                                                -------------     -------------
                                                 (UNAUDITED)
ASSETS

Cash and due from banks                            $ 14,771          $15,038
Federal funds sold                                   11,830           11,400
                                                -------------     -------------
Cash and cash equivalents                            26,601           26,438
Securities available for sale (amortized cost -
  $99,378 in 1999 and $57,159 in 1998)               95,308           57,814
Securities held to maturity (fair value -
  $34,316 in 1999 and $33,512 in 1998)               34,907           33,014
Loans:
     Real Estate:
           Residential                               68,728           62,333
           Construction                              11,785            9,095
           Commercial                                35,119           31,915
     Consumer                                        70,208           61,686
     Commercial                                      48,716           39,493
                                                -------------     -------------
                                                    234,556          204,522
Unearned Income                                      (2,488)          (3,862)
Allowance for loan losses                            (3,916)          (3,564)
                                                -------------     -------------
Net loans                                           228,152          197,096
Accrued interest receivable                           3,702            3,256
Premises and equipment                               10,035            9,111
Federal Home Loan Bank stock                          3,500              788
Other assets                                          4,671            2,999
                                                -------------     -------------
     Total assets                                 $ 406,876        $ 330,516
                                                =============     =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing                              $  28,107        $  27,841
Interest bearing:
  Demand                                             93,654           81,516
  Savings                                            10,121            9,437
  Time deposits less than $100,000                  121,359          114,438
  Time deposits more than $100,000                   44,436           45,040
                                                -------------     -------------
     Total deposits                                 297,677          278,272
Interest payable                                        832              615
Other liabilities                                     1,584            1,178
Other borrowed funds                                 74,120           19,120
                                                -------------     -------------
     Total liabilities                              374,213          299,185

STOCKHOLDERS' EQUITY

Common stock, $ .50 par value, 50,000,000             2,158            2,065
  shares  authorized,  4,315,707  shares
  issued and outstanding at September 30,
  1999 and 4,130,707 shares issued and
  outstanding at December 31, 1998
Paid-in capital                                      17,513           15,885
Retained earnings                                    15,545           12,970
Accumulated other comprehensive income (loss)        (2,553)             411
                                                -------------     -------------
     Total stockholders' equity                      32,663           31,331
                                                -------------     -------------
     Total liabilities and stockholders'
       equity                                    $  406,876        $ 330,516
                                                =============     =============

See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                           1999        1998     1999      1998
                                           ----        ----     ----      ----
Interest income:
Loans, including fees                     $5,622    $ 4,835    $16,118  $13,703
Federal funds sold                           118        141        314      531
Interest on securities:
Taxable                                    1,590        871      4,478    2,227
Non-taxable                                  443        405      1,309    1,102
                                         --------    -------    -------  -------
                                           2,033      1,276      5,787    3,329
                                         --------    -------    -------  -------
     Total interest income                 7,773      6,252     22,219   17,563
Interest expense:
Deposits                                   3,503      3,382     10,294    9,292
Other borrowed funds                         825        308      2,087      921
                                         --------    -------    -------  -------
Total interest expense                     4,328      3,690     12,381   10,213
                                         --------    -------    -------  -------
Net interest income                        3,445      2,562      9,838    7,350
Provision for loan losses                    415        200        804      559
Net interest income after                --------    -------    -------  -------
  provision for loan losses                3,030      2,362      9,034    6,791

Other income:
Service charges on deposit
  accounts                                   577        445      1,533    1,329
Gain on sale of securities
  available for sale                           -          1          6      222
Other fees and operating income              364        339      1,087      986
                                         --------    -------    -------  ------
     Total other income                      941        785      2,626    2,537

Other expense:
Salaries and employee benefits             1,446      1,181      4,090    3,450
Occupancy expense                            188        171        534      482
Furniture and equipment expense              306        236        836      671
Other operating expense                      692        552      1,934    1,578
                                         --------    -------    -------  -------
     Total other expense                   2,632      2,140      7,394    6,181
                                         --------    -------    -------  -------
Income before income taxes                 1,339      1,007      4,266    3,147
Income tax expense                           355        252      1,130      787
                                         --------    -------    -------  -------
Net income                                   984        755      3,136    2,360

Other comprehensive income (loss),
 net of income taxes:
Change in unrealized gain (loss)
  on securities available for sale          (677)       359     (2,964)     243
Reclassification of realized amount            -          -         (4)    (139)
                                         --------    -------   --------  -------
Net unrealized gain (loss)
  recognized in comprehensive
  income                                    (677)       359     (2,968)     104
                                         --------    -------   --------  -------
     Comprehensive income                $   307     $1,114    $   168   $2,464
                                         ========    =======   ========  =======

Earnings per share - basic and
  dilutive                               $   .23     $  .27    $   .73   $  .86
                                         ========    =======   ========  =======

Weighted average shares outstanding -
  basic and dilutive                       4,316      2,767      4,308    2,751
                                         ========    =======   ========  =======

See accompanying notes.


                                            LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                                            ACCUMULATED
                                                                               OTHER                                 TOTAL
                                  COMMON STOCK       PAID-IN    RETAINED   COMPREHENSIVE      TREASURY STOCK     STOCKHOLDERS'
                              SHARES       AMOUNT    CAPITAL    EARNINGS       INCOME      SHARES       AMOUNT       EQUITY
                             ----------------------  --------   ---------  -------------  ---------------------  -------------
Balance at

  December 31, 1997             46,569.44    $466     $5,374     $10,283          $279          763.44   $(242)      $16,160

Net income for 1998                                                3,049                                               3,049

Stock split
  (60-for-1)                 2,747,596.96     931       (931)                                56,842.96                 -----

Dividend ($.12
  per share)                                                        (362)                                               (362)

Purchase of
  treasury stock                                                                                200.00     (72)          (72)

Sale of treasury stock                                    51                                (30,711.00)    174           225

Retirement of
  treasury stock               (27,095.40)    (14)      (126)                               (27,095.40)    140          -----

Sale of common stock            1,363,636     682     11,517                                                          12,199

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                               132                                   132
                             ----------------------  --------   ---------  -------------  ---------------------  --------------
Balance at
  December 31, 1998             4,130,707   2,065     15,885      12,970           411              --      --        31,331
Net income for
 nine months ended
 September 30, 1999                                                3,136                                               3,136

Dividend ($.13
   per share)                                                       (561)                                               (561)

Sale of common stock              185,000      93      1,628                                                           1,721

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                            (2,964)                               (2,964)

Balance at
 September 30, 1999          ----------------------  --------   ---------  -------------  ---------------------  --------------
  (Unaudited)                   4,315,707  $2,158    $17,513     $15,545       $(2,553)             --    $ --      $ 32,663
                             ======================  ========   =========  =============  =====================  ==============



See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   -------------------------
                                                        1999         1998
                                                       ------       -------
        Operating activities
             Net income                             $   3,136     $   2,360
             Adjustments to reconcile net
               income to net cash provided by
               operating activities:
             Provision for loan losses                    804           559
             Provision for loan losses on
               other real estate                           16            11
             Depreciation and amortization expense        690           489
             Amortization of securities premiums          160           185
             Accretion of securities discounts            (36)          (24)
             Gain on sale of securities available for
               sale                                        (6)         (222)
             (Gain) loss of sales of other real estate      6            (7)
             Increase in interest receivable             (446)         (466)
             Increase (decrease) in interest payable      217          (110)
             Increase in other assets                    (182)         (270)
             Increase in other liabilities                314           111
                                                       --------       -------
        Net cash provided by operating activities       4,673         2,616
        Investing activities
          Securities held to maturity:
            Proceeds from calls, maturities, and
              principal reductions                      1,300         3,415
            Purchase of securities                     (2,465)      (15,795)
          Securities available for sale:
            Proceeds from calls, maturities,
              and principal reductions                  3,325         7,654
            Proceeds from sales of securities          10,498         7,930
            Purchases of securities                   (56,896)      (34,073)
            (Purchase) sales of Federal Home Loan
               Bank stock                              (2,712)          223
            Net increase in loans                     (31,915)      (30,045)
            Proceeds from sales of other real estate      312            25
            Purchases of premises and equipment        (1,614)       (2,783)
                                                       --------     ---------
        Net cash used in investing activities         (80,167)      (63,449)
        Financing activities
            Net increase in deposits                   19,405        66,120
            Net increase in revolving line of credit        -           100
            Borrowings from banks                      70,000             -
            Payments on notes payable to banks        (15,000)            -
            Purchases of treasury stock                     -           (72)
            Proceeds from sale of treasury stock            -           225
            Proceeds from sale of common stock          1,721             -
            Dividends paid                               (469)         (305)
                                                      ---------      --------
        Net cash provided by financing activities      75,657        66,068
                                                      ---------      --------
             Net increase in cash and
               cash equivalents                           163         5,235
             Cash and cash equivalents at beginning
               of period                               26,438        15,737
                                                      ---------      --------
             Cash and cash equivalents at end of
               period                                $ 26,601       $20,972
                                                      ---------      --------

         See accompanying notes.

                   LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        SEPTEMBER 30, 1999
        (UNAUDITED)

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

        SECURITIES PORTFOLIOS

              In accordance with FAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities", as of September 30, 1999 the securities in the "Available for Sale" category included $4.1 million in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $4.1 million and $2.6 million (net of taxes), respectively, at September 30, 1999 to reflect the adjustment of the securities portfolio to market.



        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

              For the nine month period ended September 30, 1999, the Company's net income increased to $3,136,000 as compared to $2,360,000 for the same period in 1998, an increase of 32.9%. Basic and diluted earnings per share was $0.73 in 1999 as compared to $0.86 in 1998 with an increase in weighted average shares outstanding (basic and dilutive) to
        4.3 million from 2.8 million for those periods, respectively. The 1998 net income included a one-time gain from the sale of investment securities of $139,000 (net of tax), or $0.05 per basic and dilutive share. The increase in net income resulted primarily from increased volume in earning assets. The increase in net income was also due to an increase in net interest margin from 3.65% for the nine month period ended September 30, 1998 to 3.67% for the nine month period ended September 30, 1999.

              Total assets at September 30, 1999, increased 23.1% over year end 1998 to $406.9 million. Increases of $39.4 million in investment securities and $31.1 million in net loans reflect this growth which was funded in part by proceeds from bank borrowings of $55.0 million, an increase of $19.4 million in deposits and $1.7 million in net proceeds from the sale of the underwriters' overallotment of shares in connection with the Company's Initial Public Offering.

              For quarter ended September 30, 1999, the Company's net income increased to $984,000 as compared to $755,000 for the same quarter in 1998, an increase of 30.3%. Basic and diluted earnings per share was $0.23 in 1999 as compared to $0.27 in 1998 with an increase in weighted average shares outstanding (basic and dilutive) to 4.3 million from 2.8 million for those periods, respectively. The increase in net income resulted primarily from increased volume in earnings assets. The increase in net income was also due to an increase in net interest margin from 3.58% for the quarter ended September 30, 1998 to 3.71% for the quarter ended September 30, 1999.

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

              During the nine month period ended September 30, 1999, net interest income increased 33.9% over the comparable period in 1998. The increase in 1999 is attributable to an increase in the Company's average interest-earning assets of 33.0%, primarily in the loan and investment securities portfolios. Interest-bearing liabilities increased 29.0% for the same periods primarily from increases in other borrowed funds, time deposits and transaction accounts.

              The Company's net interest margin was 3.67% for the nine month period ended September 30, 1999 compared to 3.65% for the same period in 1998. The increase in net interest margin resulted from a decrease in yield on interest-earning assets of .42% offset by a decline in the cost of interest-bearing liabilities of .33%. The net interest margin may be affected by the interest rate environment and changes in the earning asset mix and deposit fund mix.

              During the quarter ended September 30, 1999, net interest income increased 34.5% over the comparable period in 1998. The increase in 1999 is attributable to an increase in the Company's average interest-earning assets of 29.7%, primarily in the loan and investment securities portfolios. Interest-bearing liabilities increased 25.8% for the same periods primarily from increases in other borrowed funds, time deposits and transaction accounts.

              The Company's net interest margin was 3.71% for the quarter ended September 30, 1999 compared to 3.58% for the same period in 1998. The increase in net interest margin resulted from a decline in the cost of interest-bearing liabilities of .38% partially offset by a decrease in yield on interest-earning assets of .36%.


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

              The Company's allowance for loan losses increased $352,000 to $3.9 million at September 30, 1999 from $3.6 million at December 31, 1998. The Company's allowance for loan losses to total loans decreased from 1.8% at December 31, 1998 to 1.7% at September 30, 1999. The increase in allowance for loan losses is mainly attributable to increases in loan volume.

        NON-INTEREST INCOME

              For the nine month period ended September 30, 1999, non-interest income was $2.6 million compared to $2.5 million for the same period in 1998, an increase of 3.5%. This increase was primarily due to the increases in service charges on deposit accounts offset by the gain on sale of securities available for sale of $220,000 in 1998.

              For the quarter ended September 30, 1999, non-interest income was $941,000 compared to $785,000 for the same period in 1998, an increase of 19.9%. This increase was primarily due to both increases in volume and service charges on deposit accounts.


        NON-INTEREST EXPENSE

              For the nine month period ended September 30, 1999, non-interest expense was $7.4 million compared to $6.2 million for the same period in 1998, a 19.6% increase. Non-interest expense levels are often measured using an efficiency ratio. The efficiency ratio measures the level of expense required to generate one dollar of revenue. At September 30, 1999, the Company's efficiency ratio was 59.32% as compared to 62.52% at September 30, 1998.

              For the quarter ended September 30, 1999, non-interest expense was $2.6 million compared to $2.1 million for the same quarter in 1998, a 23.0% increase. For the quarter ended September 30, 1999, the Company's efficiency ratio was 60.00% as compared to 63.94% for the same quarter in 1998.

              Salaries and benefits is the largest component of non-interest expense and increased 18.6% and 22.4%, respectively when compared to the same period and quarter ended September 30, 1998. Additional staffing has been required in several locations as a result of volume and increased demand.

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

        CAPITAL

              The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at September 30, 1999 were 14.19% and 15.44%, respectively. This compares to a tier 1 capital ratio of 14.65% and total risk-based capital ratio of 15.90% at December 31, 1998. The Company's leverage ratio was 8.75% at September 30, 1999 compared to 9.55% at December 31, 1998.

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

              The Company has completed all phases of its Year 2000 plan. Service provider testing of critical information systems were completed for the majority testing required by June 30, 1999. Testing of all critical systems and a contingency/business resumption plan was completed by the June 30, 1999 regulatory deadline. The Company has expended approximately $120,000 through September 30, 1999 and projects no additional cost of remediation for the remainder of the year. Approximately $50,000 has been capitalized because certain systems and equipment were replaced and these costs were associated with purchasing new systems. Corrective actions to make the Company's core operating systems Year 2000 compliant have been made by the Company's software providers under existing licensing agreements with the Company at no additional expense. This plan has been tested for viability and effectiveness. Results of the testing were satisfactory. Personnel are being trained in the implementation of the plan.

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

              The Company has examined the Year 2000 issues' impact on services such as payroll and investment securities operations that are provided by third parties. The capabilities and readiness for Year 2000 of other vendors have also been reviewed. The testing phase provided the Company with no reason to believe that its software providers, service providers and vendors will not be able to adequately address the Year 2000 issue. To the extent the software providers', service providers' and vendor's responses are not satisfactory, the Company will proceed with the steps outlined in its contingency/business resumption plan.

              In October of this year, Lamar Bank will host "Year 2000 Community Awareness" meetings for its customers and area residents. These open forums will provide the public an opportunity to meet with representatives of the bank, local power companies and local water associations to gain an understanding of what each had done to prepare for Y2K. Questions will be taken from the audience and answered by the panelists.

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

              (1) Effective date of Registration Statement: December 16, 1998 (File No. 333-61355)
              (2) The Offering commenced on December 16, 1998 and was consummated on December 22, 1998.
              (3)    All securities registered in the Offering were sold.
              (4) The managing underwriters of the Offering were Morgan Keegan & Company, Inc. and Sterne, Agee & Leach, Inc.
              (5)    Common Stock, $.50 par value.
              (6)    Amount registered and sold: 1,548,636.
              (7)    Aggregate purchase price: $15,486,360.
              (8)    All shares were sold for the account of the Issuer.
              (9) $1,084,045 in underwriting discounts and commissions were paid to the underwriters. $483,081 of other expenses were incurred, including estimated expenses.
              (10)   $13,919,234 of net Offering proceeds to the Issuer.
              (11) Use of Proceeds: $3,660,288 to retire indebtedness of the Company to Bank One, New Orleans, Louisiana; $7,500,000 was injected into the capital of the Bank in order to improve the capital ratios of the Bank. To date, the bank has expended $1,230,525 for the establishment of two de novo branches in Hattiesburg, Mississippi, one of which will become operational during the fourth quarter of 1999 with a temporary facility and one which the Company expects to be operational in the first quarter of 2000. The remainder of the Offering proceeds are being held by the Company for the possible future acquisition of other financial institutions or branches and the contribution of additional capital to the Bank to support loan growth.

        6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibit (27) Selected financial data.
               (b) Reports on Form 8-K none filed.

        SIGNATURES

              Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BY: /s/ Robert W. Roseberry
                                            -------------------------------
                                            ROBERT W. ROSEBERRY
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)


        DATE: NOVEMBER 12, 1999

                                        BY: /s/ Donna T. Rutland
                                            -------------------------------
                                            DONNA T. RUTLAND
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER AND
                                            PRINCIPAL ACCOUNTING OFFICER)


        DATE: NOVEMBER 12, 1999