Form 10-K
period 1999-12-31
LAMAR CAPITAL CORP
filed 2000-03-30
CIK 1067489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25145

LAMAR CAPITAL CORPORATION

(exact name of Registrant as specified in its charter)

            MISSISSIPPI                                                                           64-0733976
(State or other jurisdiction of incorporation of organization)                      (I.R.S. Employer Identification Number)

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 17, 2000 was $26,500,000.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                                                                         Outstanding at March 17, 2000
            Common stock, $.50 par value                                                                  4,315,707 Shares

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference to Part I, II, and III of the Form 10-K report: Proxy Statement dated March 29, 2000 for Registrant's Annual Meeting of Stockholders to be held April 26, 2000 (Part III).

LAMAR CAPITAL CORPORATION
FORM 10-K
INDEX

                                             PART I

         ITEM 1.    BUSINESS                                                          1
         ITEM 2.    PROPERTIES                                                        10
         ITEM 3.    LEGAL PROCEEDINGS                                                 12
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

                                                   PART II
         ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                    STOCKHOLDER MATTERS                                               12
         ITEM 6.    SELECTED FINANCIAL DATA                                           14
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                         15
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISKS                                                             15
        ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       31

                                                   PART III
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                55
         ITEM 11.   EXECUTIVE COMPENSATION                                            55
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                                        55
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    55

                                                   PART IV
         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K                                                          55

                     SIGNATURES                                                       57

i

LAMAR CAPITAL CORPORATION FORM 10-K PART I

      In addition to historical information, this report contains statements which constitute forward- looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations." All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projections in the forward- looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

      In 1935, the Bank expanded outside of Purvis by acquiring the Sumrall Bank, located in the extreme north end of Lamar County. In 1980, the Bank moved into its current main office facilities. In response to the rapid growth of northeast Lamar County, the Bank built a branch on Highway 98 West in Hattiesburg in 1989, marking the Bank's initial entry into the Hattiesburg market area. In 1991, the Bank expanded for the first time into another county by purchasing the Prentiss branch of a failed savings and loan association from the Resolution Trust Corporation. In 1994, the Bank opened a second Hattiesburg branch in the newly constructed Turtle Creek Mall. This opening was followed by the Bank's first entry into Forrest County, Mississippi with the opening of the Petal branch in 1996. In December of 1999, the Bank opened its third branch office in Hattiesburg at 2007 Lincoln Road in the cloverleaf area. A modular branch is being utilized until plans for a permanent facility are finalized, with construction expected to begin in approximately two years. In March of 2000, the Bank opened its fourth branch in Hattiesburg, Mississippi on Hardy Street, a major thoroughfare, near the main campus of the University of Southern Mississippi.

     During the 1990's, the Company also expanded its financial products and its customer base. In 1992, the Bank established a consumer finance subsidiary, Southern Financial Services, Inc. ( "SFSI "), which makes consumer loans to persons who may not be eligible for financing from the Bank. SFSI, has offices in Purvis, Hattiesburg, Petal, Prentiss, Monticello, Poplarville and Gulfport, Mississippi. In 1997, the Company founded The Mortgage Shop, Inc. ( "MSI "), located in Hattiesburg, Mississippi. MSI originates B and C grade mortgage loans which are sold in the secondary market. In 1998, the Bank further expanded the range of services offered by entering an arrangement with Robert Thomas Securities, Inc. to provide stock and other securities trading services for customers of the Bank and other investors. These services are provided in Hattiesburg and by appointment at other locations. With the addition of these services, the Company is executing its strategy of offering a broad range of banking and financial services with the personalized focus of a community banking organization.

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

Lines of Business

      Historically, the Company has extended credit and provided general banking services through its banking center network to individuals and small and medium-sized businesses. During the past several years the Company has sought new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company's efforts to enrich its asset mix, each of these lines of business is an outgrowth of the community banking and lending services that the Company has performed over the years. In keeping with the Company's operating philosophy, each of these businesses has been carefully developed and is subject to various quality controls. The Company's principal lines of business are:

     °    Real Estate Lending. The Bank’s real estate loans consist of residential first and second mortgage loans,  residential construction loans and home equity lines of credit and term loans  secured by first
          and  second   mortgages  on  the  residences  of  borrowers  for  home
          improvements,  education  and other  personal  expenditures.  The Bank makes  mortgage  loans  with a variety of terms,  including  fixed and floating  rates.  These loans are made consistent with the Bank’s appraisal  policy  and real  estate  lending  policy  which  prescribe maximum  loan-to-value ratios and maturities.  Management expects that
          these   loan-to-value   ratios  are   sufficient  to  compensate   for
          fluctuations  in the real estate  market and to  minimize  the risk of loss that could result from a downturn in that market.  Generally, the
          Bank  retains real estate  loans with  maturities  under ten years and sells  mortgage loans with longer  maturities.  MSI originates B and C grade mortgage loans which are sold in the secondary market.

    °     Consumer  Lending.  The Bank and SFSI offer consumer  installment loans to business owners and other  individuals  for personal,  family and  household  purposes.  Consumer  loan  repayments  depend  upon  a
          borrower’s   financial  stability  and  are  more  likely  to  be
          adversely  affected by job loss,  divorce,  illness and other personal hardships.  In  addition,  collateral  such as  automobiles  and other personal  property  securing  consumer loans  depreciates  rapidly and sometimes is an inadequate repayment source if a borrower defaults. In evaluating  these loans,  the Bank  requires  its lending  officers to review the borrower’s  level and stability of income, past credit history and the impact of these factors on the borrower’s ability to repay the loan in a timely manner.  In addition,  the Bank requires that its banking officers  maintain an appropriate  margin between the loan amount and collateral value.

    °     Commercial Lending. The Bank’s  commercial loan portfolio is
          dispersed   among   various   business   lines   such  as   commercial
          construction,  trucking,  timber,  utilities,  auto  and  recreational vehicles, farm supplies and heavy equipment.  Such loans are primarily for the financing of accounts receivable,  property,  plant, equipment and  inventory.  The Bank also offers  Small  Business  Administration loans.  Commercial  lending  entails  greater risks than  traditional, single family residential lending.  Commercial loans typically involve larger loan balances concentrated in fewer borrowers.  The analysis of commercial loans,  which requires expertise in evaluating a commercial enterprise  and its  collateral,  is  generally  more complex than the analysis required for single family residential lending. Like consumer loans,  commercial  loans are  subject  to adverse  conditions  in the economy,  as well as the market for the  specific  goods and  services sold by the  commercial  borrower.  Loans secured by  commercial  real estate can also be affected by trends in the local real estate market.
          In making  these  loans,  the Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow,  collateral value and other appropriate credit factors.

    °     Deposits and Other  Borrowings.  Deposits are a key  component of the  Company's  banking  business,  serving as a source of funding for lending as well as for increasing customer account relationships.  The
          Company offfers competitively priced deposit products, including checking, savings and time deposit  accounts,  seeking to increase core deposits and market share.  Borrowings,  principally from the Federal Home Loan
          Bank (“FHLB”), and lines of credit with other banks, provide other sources of liquidity.

   °      Brokerage Services.  The Bank provides brokerage services through a joint arrangement with Robert Thomas Securities,  Inc., a subsidiary of Raymond James & Associates, Inc. These services are provided in
          Hattiesburg  and  by  appointment  at  other  locations.  The  Company developed brokerage services to (1) help retain existing customers who
          were  seeking   alternative   investments,   (2)  attract  additional,
          sophisticated  customers from its market areas, and (3) to enhance the
          Company’s  franchise  by  offering a broader  scope of  financial services.

   °      Investments.  The Company’s investment securities,  together with  cash  and cash  equivalents,  provide  an  important  source  of
          liquidity.   The  Company  uses  its  investments  as  collateral  for
          borrowings  and  to  secure  public  fund  deposits.   The  investment
          portfolio is managed by a committee consisting of executive management in accordance  with policies approved by the Company’s Board of
          Directors. The committee is advised by Smith  Shellnut  Wilson,  LLC, an  independent investment  counsel and  management firm.

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

Employees

      As of December 31, 1999, the Bank had 145 employees of whom 133 were full-time and 12 part-time. MSI has three full-time employees and SFSI has 19 employees of whom 18 were full-time and one part-time. In addition to a bonus program, the Bank currently maintains an employee benefit program providing, among other benefits, a self- insured medical plan, a profit sharing and 401(k) retirement plan, employee stock ownership plan and life and disability insurance. The Company also adopted a stock incentive plan under which it plans to grant stock options for selected employees. These employee benefits, as a whole, are considered by management to be generally competitive with employee benefits provided by other employers in Mississippi. The Company believes the future success of its subsidiaries will depend, in part, on its ability to continue to attract and retain skilled retail, technical, and managerial personnel in order to maintain its quality delivery of financial and banking services. None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage.

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

      Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1999, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.38% and its ratio of total capital to total risk-weighted assets was 15.57%. See Note 11 to the Consolidated Financial Statements.

      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1999, the Company's leverage ratio was 9.23%.

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

      The Bank. The Bank is a Mississippi chartered banking corporation, the deposits of which are insured by the Bank Insurance Fund ( "BIF ") and by the Savings Association Insurance Fund ( "SAIF ") of the FDIC. The SAIF insurance funds resulted from the acquisition of thrift deposits in Purvis and Prentiss. The Bank is not a member of the Federal Reserve System; the Bank is subject to supervision and regulation by the FDIC and the Mississippi Department of Banking and Consumer Finance. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Mississippi Department of Banking and Consumer Finance. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

      Equivalence to National Bank Powers. To the extent that the Mississippi laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Act has been amended to limit this authority. Under the Federal Deposit Insurance Act, no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions. However, the provisions of Miss. Code Ann.ss.81-5-1(10) provide state-chartered banks the right to engage in activities approved for national banks by the Comptroller of the Currency to provide parity between state chartered and nationally chartered banks.

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

      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders ") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

      Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Under Mississippi law, the payment of dividends by the Bank must be approved by the Mississippi Department of Banking and Consumer Finance. Capital adequacy requirements also serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

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

      The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1999, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 13.14% and its ratio of total capital to total risk-weighted assets was 14.40%.

      The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 1999, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 8.42%.

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

      On September 30, 1996, a law was enacted that contained a comprehensive approach to recapitalizing the SAIF and to assure the payment of the Financing Corporation's ( "FICO ") bond obligations that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on the FICO bonds. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is 0.0212% of annual deposits and the SAIF rate is 0.0212% of annual deposits.

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

      Cross-guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ( "FIRREA ") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

      Community Reinvestment Act. The Community Reinvestment Act of 1977 ( "CRA ") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish banking centers, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

Recent Legislative Developments

        On November 12, 1999, President Clinton signed into law the Gramm- Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Financial Services Modernization Act:

         o        Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         o        Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

         o        Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

         o        Provides an enhanced framework for protecting the privacy of consumer information;

         o        Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

         o        Modifies the laws governing the implementation of the Community Reinvestment Act
                  ("CRA"); and

         o        Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a “Financial Holding Company” as permitted under an amendment to the BHCA. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of the Company has at least a “satisfactory” CRA rating. The Company currently meets the requirements to make an election to become a Financial Holding Company.

        The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

        A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.” The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

        The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Mississippi permits commercial banks chartered by the state to engage in any activity permissible for national banks, the state bank competitors of the Hattiesburg Bank and the Laurel Bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as the Hattiesburg Bank and the Laurel Bank. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

        The Company’s management has not determined at this time whether it will seek an election to become a Financial Holding Company or will seek to form a financial subsidiary. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

        The Company and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Banks.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers and directors of the Company.
                Name                  Age                           Positions with the Company

Robert W. Roseberry                      49   Chairman and Chief Executive Officer, Director
Jane P. Roberts                          63   Vice Chairman and Secretary, Director
Kenneth M. Lott                          45   President and Chief Operating Officer, Director
W. H. Macko                              49   Senior Vice President
Donna T. Rutland                         33   Chief Financial Officer and Treasurer
Sam B. Kendricks                         40   Chief Credit Officer

      Robert W. Roseberry began his career with the Bank in 1971 and has served in numerous positions. In 1986, he became Chief Executive Officer of the Bank and the Company. He has served as a director of the Bank since 1971 and as a director of the Company since its formation in 1986. Robert W. Roseberry and Monty C. Roseberry are half- brothers.

      Jane P. Roberts has worked with the Bank for 36 years. She assumed her current position of Vice Chairman in 1998. She has served as Secretary since 1986 and was the Secretary/Treasurer from 1986 to July of 1998. She has served as a director of the Bank since 1981 and as a director of the Company since its formation in 1986. Ms. Roberts and James R. Pylant are first cousins.

      Kenneth M. Lott began his banking career at First Mississippi National Bank in Hattiesburg in 1976. In 1988, he joined the Bank as Senior Vice President. He assumed his present position of President and Chief Operating Officer of the Company in July of 1998. He has served as a director of the Company since 1992.

      W. H. Macko has 23 years of banking experience, including loan collections, commercial and consumer lending, branch administration and loan operations. He joined the Bank in 1989 as Vice President and Branch Manager and assumed his present position of Senior Vice President of the Company in July of 1998.

      Donna T. Rutland, C.P.A., worked as a staff accountant with the accounting firm of McArthur, Thames, Slay and Dews, PLLC from 1988 to 1993. In 1993, she joined the Bank as Internal Auditor. In 1995, Ms. Rutland became Vice President and Controller of the Bank. In July of 1998, she assumed her present position as Chief Financial Officer and Treasurer of the Company.

      Sam B. Kendricks has 20 years of banking experience, 15 of which was with the largest bank holding company headquartered in Mississippi. His experience has primarily been in commercial lending, but also includes management of a community bank region. Sam joined the Bank in December of 1999 as Chief Credit Officer.

The executive officers of the Company are selected by the Board of Directors and hold office at the discretion of the Board of Directors.
Quarterly Results of Operations (Unaudited)
                                                                                    Quarter

In thousands, except per share amounts             First                    Second                   Third                   Fourth
1999:                                              -----                    ------                   -----                   ------
Interest income                                $   6,994                 $   7,453               $   7,773                $   7,938
Interest expense                                   3,941                     4,113                   4,328                    4,427
                                               ---------                 ---------               ---------                ---------
Net interest income                                3,053                     3,340                   3,445                    3,511
Provision for loan losses                            172                       217                     415                      618
Other income                                         736                       943                     941                      901
Securities gains                                       2                         4                                                _
Other expenses                                     2,112                     2,650                   2,632                    2,394
                                               ---------                 ---------               ---------                ---------
Income before income taxes                         1,507                     1,420                   1,339                    1,400
Income taxes                                         399                       376                     355                      365
                                               ---------                 ---------               ---------                ---------
Net income                                    $    1,108                $    1,044                $    984                $   1,035
                                              ==========                ==========                ========                =========
Net income per common share:
     Basic and diluted                         $    0.26                  $   0.24                $   0.23                 $   0.24
                                              ==========                ==========                ========                =========
1998:
Interest income                                $   5,356                 $   5,955               $   6,252                $   6,353
Interest expense                                   3,023                     3,500                   3,690                    3,690                                         ---------                 ---------               ---------                ---------
Net interest income                                2,333                     2,455                   2,562                    2,663
Provision for loan losses                            169                       190                     200                      226
Other income                                         726                       805                     784                      929
Securities gains                                     217                         4                       1                       92
Other expenses                                     1,869                     2,172                   2,140                    2,551
                                               ---------                 ---------               ---------                ---------
Income before income taxes                         1,238                       902                   1,007                      907
Income taxes                                         309                       226                     252                      218
                                               ---------                 ---------               ---------                ---------
Net income                                     $     929                $      676               $     755                 $    689
                                              ==========                ==========                ========                =========
Net income per common share:
     Basic and diluted                         $    0.34                $     0.25               $    0.27                 $   0.24
                                              ==========                ==========                ========                =========

ITEM 2.                 PROPERTIES

            The Company's executive offices and principal support and operational functions are located at 401 Shelby
Speights Drive, Purvis, Mississippi 39475. All of the offices of the subsidiaries of the Company are located in
Mississippi.

                                                                                                           Deposits
                                                                                                           --------
                                           Square         Owned (O)/            Loans as of                  as of
Bank Offices                               ------         ----------            -----------                  -----
------------                               Footage        Leased (L)         December 31, 1999          December 31, 1999
                                           -------        ----------         -----------------          -----------------
                                                                              (in thousands)             (in thousands)

Purvis
 Main Office
 401 Shelby Speights Drive, Purvis         19,600                 O            $72,355                     $87,521

#4 Highway 589, Purvis                     11,203                 O             10,670                      11,850

Sumrall
 1193 Highway 42 East, Sumrall              5,000                 O             26,259                      41,653

Hattiesburg
 6052 Highway 98 West, Hattiesburg*        16,308                 O             50,531                      84,730

Turtle Creek Mall Branch Office
 1000 Turtle Creek Drive, Space 125,
Hattiesburg                                   667                 L              __                          4,882

2007 Lincoln Rd, Hattiesburg                  900                 L              8,434                       1,131

3301 Hardy Street, Hattiesburg              5,000                 O              __                            __

Petal
 535 Highway 42, Petal                     16,810                 O             46,367                      36,272

Prentiss
 965 South Columbia Avenue, Prentiss        4,822                 O             14,921                      40,425

*Includes Mortgage & Investment Center located
at 6042 Highway 98 West, Hattiesburg

                                           Square              Owned (O)/       Loans as of
                                           ------              ----------       -----------
Offices of SFSI                            Footage             Leased (L)    December 31, 1999
---------------                            -------             ----------    -----------------
                                                                               (in thousands)
Hattiesburg
 1715 Hardy St, Suite 10, Hattiesburg       1,500                 L            $    683

Petal
 300 New Richton Road, Petal                1,440                 L                 479

Prentiss
 1705 Columbia Avenue, Prentiss             1,440                 O                 527

Purvis
 70 Shelby Speights Drive, Purvis           2,160                 O               1,800

Monticello
863 Highway 84 West, Monticello             1,100                 O                 835

Poplarville
 1235 South Main Street, Poplarville        1,500                 O                 803

Gulfport
 1010 Pass Road, Gulfport                   1,100                 L                 739

                                                                    Square       Owned (O)/
                                                                    ------       ----------
The Mortgage Shop, Inc.                                            Footage       Leased (L)
-----------------------                                            -------       ----------
Hattiesburg
1715 Hardy St, Suite 10, Hattiesburg                                 950             L

      The agreements for the leased facilities have unexpired terms ranging from April 2000 to the year 2003, including renewal options. In June of 1998, the Bank aquired property in Hattiesburg, Mississippi on Hardy Street, a major thoroughfare, near the main campus of the University of Southern Mississippi. This property was used to open a new branch . This branch was opened in March 2000. The Bank also aquired property on Lincoln Road in Hattiesburg, near the Cloverleaf area in August of 1999. A modular branch is currently in operation with plans for a permanent facility to begin construction in approximately 2 years.

ITEM 3. LEGAL PROCEEDINGS

      SFSI is a defendant in a case filed on June 11, 1998, in the Circuit Court of Forrest County, Mississippi. The complaint alleges that the plaintiff was not given any choice with respect to the purchase of credit life and credit disability insurance and that SFSI improperly forced placed property insurance on the collateral for the plaintiff's loan with SFSI. The plaintiff asks for actual damages of $50,000 and punitive damages of $500,000. This case is ready for trial. SFSI is also a defendant in another case filed on March 23, 1999, in the Circuit Court of Jefferson Davis County, Mississippi. The allegations contained in the complaint in this suit are substantially similar to those in the case filed in Forrest County. The plaintiff asks for actual damages of $100,000 and punitive damages of $1,000,000. This case in is the discovery stage. While the ultimate outcome of these lawsuits cannot be predicted with certainty, management believes the cases are without merit, denies all liability and believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to the Company's shareholders during the fourth quarter of 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      The Company's common stock is traded on The Nasdaq National Market under the symbol "LCCO." The following table presents the high and low sales prices of the Company's common stock for the periods indicated during 1999, as reported by The Nasdaq National Market. The Company completed its initial public offering in the fourth quarter of 1998 at a price of $10.00 per share.

                                                              Sales Price Per Share
                                                              ---------------------
                                                --------------------------------------------------
                                                 High                                         Low
                                                 ----                                        ----
1999
First Quarter                                   10 1/4                                       8 1/4
Second Quarter                                  10 1/8                                       9
Third Quarter                                   12 3/4                                       9 1/2

Fourth Quarter                                  11 3/4                                      10 1/4

1998
First Quarter                               Not traded
Second Quarter                              Not traded
Third Quarter                               Not traded
Fourth Quarter                                      10                                       9 3/4

***

Dividends

       The Company's dividend policy is for holders of Common Stock to be entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefore.  During 1999 and
1998, the Company declared and paid cash dividends per share on its Common Stock as follows:

       For Three Month Period Ended(1)               Date Paid                              Dividends Per Share
       -------------------------------               ---------                              -------------------
       December 31, 1999                          January 14, 2000                                $.0500
       September 30, 1999                         October 15, 1999                                $.0500
       June 30, 1999                              July 15, 1999                                   $.0400
       March 31, 1999                             April 15, 1999                                  $.0400
       December 31, 1998                          January 15, 1999                                $.0300
       September 30, 1998                         October 9, 1998                                 $.0300

       For Six Month Period Ended
       --------------------------
       June 30, 1998                              July 1, 1998                                    $.0567

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

Holders of Record

As of March 17, 2000, there were 338 stockholders of record of the common stock.
ITEM 6.   SELECTED FINANCIAL DATA
                                                                      As of and for the Years Ended December 31,
                                                                      ------------------------------------------

                                                             1999           1998           1997           1996           1995
                                                             ----           ----           ----           ----           ----
                                                                          (in thousands, except per share data)

Income Statement Data:

Interest income                                             $30,158       $23,916        $19,442        $16,190        $13,903

Interest expense                                             16,809        13,903         10,536          8,429          7,100
Net interest income                                          13,349        10,013          8,906          7,761          6,803
Provision for loan losses                                     1,422           785            725            557            517
Non-interest income                                           3,527         3,558          2,689          2,325          1,751
Non-interest expense                                          9,788         8,732          7,677          6,890          6,146

Income before taxes                                           5,666         4,054          3,193          2,639          1,891

Net income                                                    4,171         3,049          2,339          2,028          1,474

Balance Sheet Data:

Total assets                                               $412,750      $330,516       $247,022       $207,330       $169,636

Total securities                                            126,059        90,828         58,921         41,562         33,037
Total loans, net                                            231,133       197,096        159,552        140,318        119,556
Allowance for loan losses                                     4,270         3,564          3,101          2,837          2,529
Total deposits                                              308,464       278,272        211,498        185,404        156,631

Other borrowed funds                                         70,000        19,120         17,620          7,000         --

Total stockholders' equity                                   31,902        31,331         16,160         13,473         11,765

Per Share Data:

Net income per share-basic and diluted                    $     .97    $     1.09     $     0.87     $     0.75     $     0.54
Book value                                                     7.39          7.58           5.88           4.97           4.34
Cash dividends per share                                     0.1800        0.1167         0.1002         0.0923         0.0923

Performance Ratios:

Return on average assets                                       1.07%         1.03%          1.02%          1.06%          0.90%
Return on average equity                                      12.51         17.65          15.69           15.88         13.56
Net interest margin                                            3.69          3.65           4.20            4.41          4.50
Efficiency ratio                                                 58            65             66              68            72

Asset Quality Ratios:

Allowance for loan losses to nonperforming loans                216%          323%           777%           360%           295%
Allowance for loan losses to total loans                       1.81          1.74           1.87           1.93           2.01
Nonperforming assets to total loans                            1.06          0.90           0.49           1.06           0.93
Net loan charge-offs to average loans                          0.32          0.18           0.30           0.19           0.38

Capital Ratios:

Leverage ratio                                                 9.23%         9.55%          6.87%          7.11%          7.19%
Average stockholders' equity to average total assets           8.56          5.82           6.49           6.69           6.63
Tier 1 risk-based capital ratio                               14.38         14.65           9.84           9.67          10.21
Total risk-based capital ratio                                15.57         15.90          11.09          10.92          11.47
Dividend payout ratio                                            16             5             12             12             17

14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Since 1997, the Company's net income, earning assets and deposits have increased substantially. Net income grew 36.8% from $3.0 million in 1998 to $4.2 million in 1999. Net income increased 30.4% from $2.3 million in 1997 to $3.0 million in 1998. Total loans rose 44.9% from $159.6 million at December 31, 1997, to $231.1 million at December 31, 1999. Total securities increased 113.9% from $58.9 million at December 31, 1997, to $126.1 million at December 31, 1999. Total deposits increased 45.8% from $211.4 million at December 31, 1997, to $308.5 million at December 31, 1999.

      The growth in net income has been caused primarily by higher income resulting from increased volume in earning assets. Loans have increased because of greater market penetration and strong loan demand in the Company's market area due to economic growth. Securities have risen because of additional funds available for investment resulting from increased deposits and other borrowed funds. Deposits increased because of the Company's strategies to attract new deposits and the continued strong economic growth in the region. The net interest margin has declined from 4.20% for 1997 to 3.69% for 1999 as a result of decreases in yields on interest- earning assets that have not been offset by similar decreases in cost of interest-bearing liabilities.

For the Years Ended December 31, 1999, 1998 and 1997

RESULTS OF OPERATIONS

Net Interest Income

      The principal source of the Company's revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, principally loans and investment securities, and the interest expense on interest-bearing deposits and borrowings used to fund those assets. Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and the level of interest rates. The change in net interest income is typically measured by net interest spread and net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin is determined by dividing net interest income by average interest-earning assets.

      Net interest income increased 33.3% in 1999 compared with 1998, following a 12.4% increase in 1998 compared with 1997. The increase in 1999 and 1998 is attributable to an increase in the Company's average interest-earning assets of 31.9% and 29.3%, respectively, principally in the loan and investment securities portfolios.

      During 1999, average interest-bearing liabilities increased $69.7 million to $321.3 million, an increase of 27.7% over 1998. This was primarily from increases in other borrowed funds, time deposits and transaction accounts. In 1998, average interest-bearing liabilities increased 30.1% to $251.6 million. This increase of $58.2 million was primarily in time deposits and transaction accounts.

      The Company's net interest margin was 3.69% in 1999, 3.65% in 1998, and 4.20% in 1997. The increase in net interest margin in 1999 from 1998 resulted from a decrease in yield on interest-earning assets of .40% while the Company's cost of interest-bearing liabilities decreased .30%. The net reduction in net interest margin in 1998 compared with 1997 resulted from a decrease in yield on interest-earning assets of .45% and an increase in cost of interest-bearing liabilities of .08%.

      The net interest margin may be negatively affected by the interest rate environment and changes in the earning asset mix and deposit funding mix. Increased rates may have a negative impact on the Company's borrowing and deposit funding costs.

Table 1 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for years ended December 31, 1999, 1998 and 1997.
Table 1-Average Balance Sheets and Rates for December 31, 1999, 1998 and 1997

                                                   1999                            1998                          1997
                                       ----------------------------   ---------------------------   ----------------------------
                                       Average              Average   Average             Average   Average              Average
                                       -------              -------   -------             -------   -------              -------
                                       Balance   Interest    Rate     Balance  Interest    Rate     Balance   Interest    Rate
                                       -------   --------    ----     -------  --------    ----     -------   --------    ----
                                                                            (in thousands)

ASSETS
Earning assets:
U.S. Treasury securities and
      Obligations of U.S. agencies      $39,755  $ 2,590    6.51%     $32,753  $ 2,171    6.63%  $ 22,110   $  1,493      6.75%
Obligations of state and political
      Subdivisions (1)                   39,029    2,852     7.31      32,903    2,433    7.39      24,139      1,844     7.64
Mortgage-backed securities               49,556    3,204     6.47      14,868      794    5.34       5,985        399     6.66
Federal Home Loan Bank stock              3,152      181     5.74         822       50    6.08         818         52     6.36
Federal funds sold                        8,478      422     4.98      10,721      589    5.49       5,478        297     5.42
Total loan and fees                     222,148   21,879     9.85     182,395   18,706   10.26     153,656     15,984    10.40
                                        -------  -------              -------  -------             -------    -------
Total earning assets (1)                362,118   31,128     8.60     274,462   24,743    9.02     212,186     20,069     9.46
Less: Allowance for loan losses          (3,805)                       (3,416)                      (3,020)

Nonearning assets
Cash and due from banks                  14,686                        11,598                        7,915
Premises and equipment, net               9,566                         8,004                        6,476
Other assets                              7,079                         6,298                        6,043
                                        -------                       -------                      -------
Total assets                           $389,644                     $ 296,946                    $ 229,600
                                       ========                      ========                     ========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts                   $ 85,955    4,185     4.87   $  74,973    3,581    4.78   $  53,344      2,387     4.47
Savings accounts                          9,909      262     2.64       9,214      243    2.64       8,881        243     2.74
Time deposits                           165,251    9,297     5.63     149,435    8,861    5.93     120,269      7,169     5.96
Other borrowed funds                     60,153    3,065     5.10      17,985    1,218    6.77      10,866        737     6.78
                                        -------  -------              -------   ------             -------    -------
Total interest-bearing liabilities      321,268   16,809     5.23     251,607   13,903    5.53     193,360     10,536     5.45
                                                 -------    -----               ------    ----                -------    -----
Noninterest-bearing liabilities:
Noninterest-bearing deposits             33,660                        25,938                       19,524
Other liabilities                         1,378                         2,127                        1,813
Stockholders' equity                     33,338                        17,274                       14,903
                                        -------                       -------                      -------
Total liabilities and
stockholders' equity                   $389,644                     $ 296,946                    $ 229,600
                                       ========                      ========                     ========
Net interest income (1)                          $14,319                      $ 10,840                        $ 9,533
                                                 =======                      ========                        =======
Net interest spread (1)                                      3.37%                         3.49%                          4.01%
                                                           ======                         =====                          =====
Net interest margin (1)                                      3.95%                         3.95%                          4.49%
                                                           ======                         =====                          =====

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
Table 2-Volume/Rate Variance Analysis

                                                          Year Ended December 31,                Year Ended December 31,
                                                          -----------------------                -----------------------
                                                                   1999                                   1998
                                                                   ----                                   ----
                                                              Compared with                           Compared with
                                                              -------------                           -------------
                                                          Year Ended December 31,                Year Ended December 31,
                                                          -----------------------                -----------------------
                                                                   1998                                   1997
                                                                   ----                                   ----
                                                           INCREASE/(DECREASE)                     INCREASE/(DECREASE)
                                                           -------------------                     -------------------
                                                                 due to                                  due to
                                                                 ------                                  ------
                                                          Total Net                             Total Net
                                                          ---------                             ---------
                                                           Change        Volume      Rate       Change        Volume      Rate
                                                           ------        ------      ----       ------        ------      ----
                                                                                      (in thousands)

Interest income(1):
U.S. Treasury securities and obligations of U. S.
               Agencies                               $    419       $    456                $   678       $   705      $ (27)
                                                                                 $  (37)
Obligations of state and political subdivisions            419            448       (29)         589           648        (59)
Mortgage-backed securities                               2,410          2,244       166          395           474        (79)
Federal Home Loan Bank stock                               131            134        (3)          (2)          ---         (2)
Federal funds sold                                        (167)          (112)      (55)         292           288          4
Total loans and fees                                     3,173          3,915      (742)       2,722         2,947       (225)
                                                        ------         ------     ------      ------        ------      -----
Total increase (decrease) in interest income             6,385          7,085      (700)       4,674         5,062       (388)

Interest expense:
Interest-bearing liabilities:
Transaction accounts                                       604            535        69        1,194         1,033        161
Saving accounts                                             19             19        ---         ---             8         (8)
Time deposits                                              436            889      (453)       1,692         1,729        (37)
Other borrowed funds                                     1,847          2,149      (302)         481           482         (1)
                                                        ------         ------     ------      ------        ------      -----
Total increase (decrease) in interest expense            2,906          3,592      (686)       3,367         3,252        115
                                                        ------         ------     ------      ------        ------      -----
Increase (decrease) in net interest income            $  3,479        $ 3,493     $ (14)    $  1,307      $  1,810      $(503)
                                                      ========        =======     ======    ========      ========      =====

       (1)             Interest income for loans on non-accrual status has been excluded from interest income.

Noninterest Income

       Table 3 illustrates the Company's primary sources of noninterest income. Noninterest income decreased 0.9% to
$3.5 million in 1999 from $3.6 million in 1998. This decrease was principally due to a decline in mortgage loan fees and other operating income.  The noninterest income for 1998 increased $869,000 or 32.3% from $2.7 million in 1997.

Table 3-Analysis of Noninterest Income

                                                                                                      Percent
                                                                                                      -------
                                                                                                      Increase
                                                                                                      --------
                                                                Year Ended December 31,               (Decrease)
                                                                -----------------------               ----------
                                                          1999        1998           1997         1999/98      1998/97
                                                          ----        ----           ----         -------      -------
                                                                       (in thousands)

Service charges on deposit accounts                      $2,116     $1,777         $1,670          19.1%         6.4%
Mortgage loan fees                                          544        639            362         (14.9)        76.5
Commissions on credit life insurance                        369        439            391         (15.9)        12.3
Other operating income                                      498        703            266         (29.2)       164.3
                                                          -----      -----          -----
Total                                                    $3,527     $3,558         $2,689          (0.9)        32.3
                                                         ======     ======         ======         ======       ======

        Service charges on deposit accounts increased in 1999 compared with 1998 and in 1998 compared with 1997 from an increase in the number of transaction accounts and in the fee structure.

        Mortgage loan fees declined in 1999 compared with 1998. The increase in mortgage loan rates during 1999 resulted in fewer secondary market residential loan originations and a decrease in mortgage loan fees. Mortgage loan fees in 1998 were positively influenced by a decline in mortgage loan rates.

        Decreases in commissions on credit life insurance in 1999 compared with 1998 were due to a slight decrease in the insurance commission structure. Increases in 1998 compared with 1997 were due to increased loan originations.

        Other operating income declined from 1998 to 1999 as a result of $314 of trading account gains and gains on sales of securities available for sale realized in 1998 as compared to $6 in 1999.

Noninterest Expense

        As shown in Table 4, total noninterest expense increased by 12.1% to $9.8 million in 1999, compared with $8.7 million in 1998. The noninterest expense in 1998 increased $1.1 million or 13.7% from $7.7 million in 1997.

        Noninterest expense levels are often measured using an efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income). The efficiency ratio measures the level of expense required to generate one dollar of revenue. Improvement in the ratio is measured by a reduction in the percentage reported. The Company’s efficiency ratios for 1999, 1998 and 1997 were 58.0%, 64.3% and 66.2%, respectively.

Table 4-Analysis of Noninterest Expense

                                                                                                Percent
                                                                                                -------
                                                                                               Increase
                                                                                               --------
                                                       Year Ended December 31,                 (Decrease)
                                                      ------------------------                 ----------
                                                1999           1998           1997        1999/98       1998/97
                                                ----           ----           ----        -------       -------
                                                          (in thousands)

Salaries and employee benefits                 $5,342         $4,906         $4,173          8.9%       17.6%
Occupancy expense                                 720            653            610         10.3         7.0
Furniture and equipment expense                 1,159          1,007            878         15.1        14.7
Other operating expenses                        2,567          2,166          2,016         18.5         7.4
                                               ------         ------         ------
Total                                          $9,788         $8,732         $7,677         12.1        13.7
                                               ======         ======         ======         ====        ====

      Salary and employee benefits expense increased $436,000, or 8.9%, in 1999 compared with 1998. The increase was related primarily to staffing requirements at the new Lincoln Road and Hardy Street banking branches. Salary and employee benefit expense increased $733,000, or 17.6%, in 1998 compared with 1997. The increase reflected the cost of additional staffing at the Petal banking branch, SFSI Petal office, MSI and the brokerage services department. In addition, these increases also reflected annual cost of living and merit increases for all employees.

      Occupancy expenses rose $67,000 or 10.3% in 1999 compared with 1998 and $43,000, or 7.0%, in 1998 compared with 1997. These increases were primarily due to additional depreciation and building maintenance expenses attributable to the two new banking branches in Hattiesburg.

      Furniture and equipment expense increased $152,000, or 15.1%, for 1999 from $1.0 million in 1998. The increase was primarily due to depreciation and equipment maintenance expenses related to additional furniture and equipment for the two new banking branches in Hattiesburg.

Income Tax Expense

      The Company's effective income tax rates were 26.7% in 1997, 24.8% in 1998 and 26.4% in 1999. The fluctuations in the effective income tax rate from 1997 through 1999 are primarily attributable to the change in non-taxable income as a percentage of pretax income.

FINANCIAL CONDITION

Loan Portfolio

      The Company continued to experience loan growth throughout its markets in 1999 and 1998. Total loans increased 16.1% to $237.5 million at December 31, 1999, compared with $204.5 million at December 31, 1998. The increase in loans in 1998 was $38.4 million, or 23.1%, compared with 1997.

      The Company's real estate loan portfolio increased 14.6% to $118.4 million at December 31, 1999, from $103.3 million at December 31, 1998. In 1997, the real estate portfolio increased $14.7 million, or 16.6%, from December 31, 1997. The increased real estate loan demand was principally for residential mortgages in the Bank's market areas. Residential loans increased $11.4 million from December 31, 1998, to December 31, 1999, and $5.9 million from December 31, 1997, to December 31, 1998. As a result of this increased loan demand, the Company hired additional lending personnel and placed emphasis on acquiring the deposit relationships from these loan customers.

      The Company's commercial loans increased by 25.5% to $49.6 million at December 31, 1999, from $39.5 million at December 31, 1998. The increase in commercial loans was $13.9 million, or 54.5%, at December 31, 1998, compared with December 31, 1997. The increases in commercial loans have been principally due to increased economic activities in the Company's market areas.

      The Company's consumer loans increased to $69.5 million, including $5.9 million from SFSI, at December 31, 1999, from $61.7 million, including $5.7 million from SFSI at December 31, 1998. The increase in consumer loans was $9.7 million, or 18.7%, from 1997 to 1998. These increases are attributable to increased customer demands and the Company's marketing efforts to increase the number of consumer loan customers. Substantially all of the consumer loan portfolio consists of secured loans, the majority of which are collateralized by automobiles and personal property.

Table 5-Loans by Type

                                                                                  December 31,
                                                   ----------------------------------------------------------------------
                                                       1999            1998           1997           1996          1995
                                                   -----------     -----------    -----------    -----------   ----------
                                                                                 (in thousands)

Real estate:
            Residential                              $ 72,695       $ 61,280       $ 55,406       $ 48,062       $ 41,151
            Mortgage loans held for sale                  426          1,053            421            361          1,245
            Construction                               10,743          9,095          4,226          4,680          4,479
            Commercial                                 34,559         31,915         28,591         26,125         24,946
Consumer                                               69,542         61,686         51,965         45,555         36,678
Commercial                                             49,554         39,493         25,556         21,992         17,082
                                                     --------       --------       --------       --------       --------
Total loans                                          $237,519       $204,522       $166,165       $146,775       $125,581
                                                     ========       ========       ========       ========       ========

    The table below illustrates the Company's fixed rate maturities and repricing frequency for the loan portfolio:

Table 6-Selected Loan Distribution

                                                                      December 31, 1999
                                             ------------------------------------------------------------------

                                                                                   Over One
                                                                                   --------
                                                              One Year             Through           Over Five
                                                              --------             -------           ---------
                                                Total         or Less            Five Years            Years
                                              --------        -------            ----------            -----
                                                                       (in thousands)
Fixed rate maturities                         $221,164       $102,726              $111,184           $ 7,254
Variable rate repricing frequency               16,355          9,204                 5,474             1,677
                                               -------        -------               -------            ------
Total                                         $237,519       $111,930              $116,658           $ 8,931
                                              ========       ========              ========           =======

      At December 31, 1999, 93.1% of the Company's loans had fixed rate maturities. Of the fixed rate portfolio, 46.4% of those loans have maturities of one year or less when originated or renewed. Such maturities allow the Company to reprice its portfolio frequently.

Allowance and Provision for Loan Losses

      The allowance for loan losses is regularly evaluated by management and approved by the Board of Directors and is maintained at a level believed to be adequate to absorb future loan losses in the Company's portfolio. The provision for loan losses is determined in part using an internal watch list developed by a review of essentially all loans by management. Loans are assigned a rating based on credit quality as determined by the borrower's payment history, the financial strength of the borrower or guarantor as measured by the balance sheet, earnings and cash flow quality, collateral values, and the liquidity and quality of the collateral and assets of the borrower. Loans with a deterioration of credit quality are placed on the watch list. The provision for loan losses pertaining to the rated loans is determined by the amount of loans on the watch list and an allocation for loans that are not on the watch list based on the Company's historical charge-off percentage. In addition, management considers the potential adverse impact of the economic trends in the Company’s trade area on certain borrowers that are in cyclical businesses and the loan growth resulting from new loan customers. Management believes that the allowance for loan losses at December 31, 1999, was adequate. Although management believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if management’s assumptions differ from the loan portfolio’s actual future performance.

      The allowance for loan losses increased $706,000 to $4.3 million from December 31, 1998, to December 31, 1999. The increase was primarily attributable to an increase in the volume of loans. The Company's allowance for loan losses to total loan ratio decreased from 1.87% at December 31, 1997, to 1.74% at December 31, 1998, and increased to 1.81% at December 31, 1999.

      Net charge-offs were $716,000 during 1999 compared with $322,000 and $461,000 for 1998 and 1997, respectively. Of these net charge-offs for the same years, $324,000, $182,000 and $151,000, respectively, pertained to SFSI. The Company's consumer loan portfolio accounted for the majority of net loan charge-offs for the years ended December 31, 1999, 1998 and 1997, respectively.

Table 7-Summary of Loan Loss Experience

                                                                              As of and for the Year Ended December 31,
                                                                       -------------------------------------------------------
                                                                       1999         1998         1997         1996        1995
                                                                    ----------   ---------    ---------    ---------   ---------
                                                                                            (in thousands)

Allowance for loan losses at beginning of year                       $ 3,564      $ 3,101      $ 2,837       $ 2,529     $ 2,427
Charge-offs:
                  Real estate                                            (72)          --         ----           (50)        (28)
                  Consumer                                              (841)        (475)        (400)         (270)       (516)
                  Commercial                                            (145)         (51)        (238)         (168)        (88)
                                                                     --------     --------     --------      --------    --------
                                          Total                       (1,058)        (526)        (638)         (488)       (632)
Recoveries:
                  Real estate                                           ----           24           10           ---           4
                  Consumer                                               323          142          127           229         167
                  Commercial                                              19           38           40            10          46
                                                                     --------     --------     --------      --------    --------
                                          Total                          342          204          177           239         217
                                                                     --------     --------     --------      --------    --------
Net loan charge-offs                                                    (716)        (322)        (461)         (249)       (415)
Provision for loan losses                                              1,422          785          725           557         517
                                                                     --------     --------     --------      --------    --------
Allowance for loan losses at end of year                             $ 4,270     $  3,564      $ 3,101       $ 2,837     $ 2,529
                                                                     =======     ========      =======       =======      =======
Ratios:
            Allowance for loan losses to total loans                    1.81%        1.74%        1.87%         1.93%       2.01%
            Net loan charge-offs to average loans outstanding for the
                     year                                               0.32         0.18         0.30          0.19        0.38
            Allowance for loan losses to non-performing loans            216          323          777           360         295

      The following table is management's allocation of the allowance for loan losses by loan type. Allowance allocation is based on management's assessment of economic conditions, past loss experience, loan volume, loan quality, past due history and other factors. Since these factors are subject to change, the allocation is not necessarily predictive of future portfolio performance.

21

                                                                    December 31,
                                                                    ------------
                        1999                   1998                    1997                    1996                    1995
               ---------------------   ---------------------  ---------------------- -----------------------   --------------------
                           Percent                  Percent                 Percent                 Percent                Percent
                           -------                  -------                 -------                 -------                -------
                           of Loans                 of Loans                of Loans                of Loans               of Loans
                           --------                 --------                --------                --------               --------
               Allocated   to Total     Allocated   to Total    Allocated   to Total    Allocated   to Total   Allocated   to Total
               ---------   --------     ---------   --------    ---------   --------    ---------   --------   ---------   --------
               Allowance     Loans      Allowance    Loans      Allowance     Loans     Allowance    Loans     Allowance    Loans
               ---------     -----      ---------    -----      ---------     -----     ---------    -----     ---------    -----
                                                                   (in thousands)

Real Estate     $   1,058      49.8%    $   997       50.5%    $   936      53.3%     $    881      54.0%       $   817      57.2%
Consumer            1,980      29.3       1,577       30.2       1,355      31.3         1,293      31.0          1,268      29.2
Commercial            975      20.9         705       19.3         546      15.4           357      15.0            160      13.6
Unallocated           257       ---         285         --         264        --           306        --            284        --
                 --------     ------    -------      ------    -------     ------     --------     ------       -------     ------
Total           $   4,270     100.0%    $ 3,564      100.0%    $ 3,101     100.0%     $  2,837     100.0%       $ 2,529     100.0%
                =========     ======    =======      ======    =======     ======     ========     ======       =======     ======

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

      Table 9 provides information related to non-performing assets and loans 90 days or more past due. Accruing loans contractually 90 days or more past due increased from $172,000 at December 31, 1998, to $450,000 at December 31, 1999. Should the underlying collateral be determined to be insufficient to satisfy the obligation, the loan is classified and the Company's allowance is increased accordingly. Historically, the Company's security in residential loans has been adequate and has acted to limit the Company's exposure to loss. Loans on non-accrual status increased from $931,000 to $1.5 million from December 31, 1998, to December 31, 1999.

Table 9-Non-Performing Assets

                                                                                    December 31,
                                                             ----------------------------------------------------------
                                                               1999       1998          1997         1996        1995
                                                             --------   --------     --------      -------     --------                                                                                  (in thousands)
                                                                                   (in thousands)

Loans on non-accrual status(1)(2)                             $1,525     $ 931        $  147        $  400       $  645
Loans past due 90 days or more                                   450       172           252           387          211
                                                              ------     -----        ------        ------       ------
Total non-performing loans                                     1,975     1,103           399           787          856
Other real estate owned                                          541       742           411           767          309
                                                              ------     -----        ------        ------       ------
Total non-performing assets                                   $2,516    $1,845        $  810        $1,554       $1,165
                                                              ======    ======        ======        ======       ======
Percentage of non-performing loans to total loans               0.83%     0.54%         0.24%         0.54%        0.68%
Percentage of non-performing assets to total loans              1.06      0.90          0.49          1.06         0.93

(1)         There were no impaired loans for the years indicated.
(2)         The interest income that would have been earned and received on non-accrual loans was not material.

Investment Securities

        The investment securities portfolio consists of U.S. Treasury securities, obligations of U.S. government agencies, obligations of states and political subdivisions and mortgage-backed securities (MBS). MBS consist of 15-year and 30-year fixed and 7-year balloon mortgage securities, underwritten and guaranteed by FNMA, FHLMC and GNMA, government-sponsored agencies.

        Securities, including those classified as held to maturity and available for sale, increased from $58.9 million at December 31, 1997, to $90.8 million at December 31, 1998, to $126.1 million at December 31, 1999.

Table 10-Securities Available For Sale

                                                                                            December 31, 1999
                                                                                            -----------------
                                                                                           Estimated      Average        Weighted
                                                                                           ---------      -------        --------
                                                                             Carrying         Fair        Maturity       Average
                                                                             --------         ----        --------       -------
                                                                              Value          Value        in Years        Yield
                                                                              -----          -----        --------        -----
                                                                                             (in thousands)

U. S. Treasury securities and obligations of U.S. government agencies:
                        Over one through five years                           $ 2,362        $ 2,362         3.9           5.27%
                        Over five through ten years                            15,390         15,390         8.2           6.55
                        Over ten years                                         14,364         14,364        13.7           6.95
                                                                               ------         ------
                                                Total                          32,116         32,116                       6.64
Obligations of states and political subdivision:
                        Within one year                                           915            915         0.7           6.74(1)
                        Over one through five years                             3,138          3,138         3.2           7.50(1)
                        Over five through ten years                             4,059          4,059         6.4           7.76(1)
                        Over ten years                                          1,619          1,619        11.3           8.20(1)
                                                                               ------         ------
                                                Total                           9,731          9,731                       7.65(1)
Mortgage-backed securities                                                     46,608         46,608                       6.46
Equity securities                                                               3,393          3,393
                                                                                -----          -----
Total securities available for sale                                           $91,848        $91,848
                                                                              =======        =======

Table 11--Securities Held to Maturity

                                                                                           December 31, 1999
                                                                                           -----------------
                                                                                          Estimated        Average      Weighted
                                                                                          ---------        -------       --------
                                                                              Carrying      Fair          Maturity       Average
                                                                              --------      ----          --------       -------
                                                                               Value        Value         in Years        Yield
                                                                               -----        -----         --------        -----
                                                                                             (in thousands)

U. S. Treasury securities and obligations of U.S. government agencies:
                        Over one through five years                           $ 4,047        $ 4,011         1.3           5.65%
Obligations of states and political subdivisions:
                        Within one year                                         1,344          1,345         0.4           6.85(1)
                        Over one through five years                             6,875          6,814         2.8           7.06(1)
                        Over five through ten years                             9,393          9,050         7.6           7.29(1)
                        Over ten years                                         11,659         10,739        12.1           7.23(1)
                                                                               ------         ------
                                                Total                          29,271         27,948                       7.20(1)
Mortgage-backed securities                                                        893            902                       7.57
                                                                                 ----           ----
Total securities held to maturity                                             $34,211        $32,861
                                                                              =======        =======

       (1)             The weighted average yield on non-taxable securities is reflected on a tax equivalent basis assuming a federal income tax rate of 34% for all periods presented.

Table 11A-Analysis of Securities

                                                                                                  December 31,
                                                                                                  ------------
                                                                                       1999           1998          1997
                                                                                     --------       --------      --------
                                                                                                 (in thousands)

U.S. Treasury securities and obligations of U.S. government agencies                  $32,116        $28,094    $  23,696
Obligations of states and political subdivision                                         9,731         10,485        9,758
Mortgage-backed securities                                                             46,608         19,235        3,356
Equity securities                                                                       3,393              -            -
                                                                                       ------        -------       ------
Total securities available for sale                                                   $91,848        $57,814      $36,810
                                                                                      =======        =======      =======

                                                                                                  December 31,
                                                                                                  ------------
                                                                                       1999           1998          1997
                                                                                     --------       --------      --------
                                                                                                 (in thousands)

U.S. Treasury securities and obligations of U.S. government agencies                  $ 4,047       $  4,076     $  4,911
Obligations of states and political subdivision                                        29,271         27,520       14,913
Mortgage-backed securities                                                                893          1,418        2,287
                                                                                       ------        -------       ------
Total securities held to maturity                                                     $34,211        $33,014      $22,111
                                                                                      =======        =======      =======

Deposits

       Total deposits increased from $278.3 million at December 31, 1998, to $308.5 million at December 31, 1999.
Of that increase, time deposits increased by $18.9 million from 1998 to 1999. Management continues to seek retail and commercial deposits through its marketing initiatives for transaction and savings accounts and competitive rates for time deposits. As of December 31, 1999, public funds deposits totaled $41.3 million or 13.4% of total deposits.
These deposits are considered to be a stable source of funds and are targeted in the Company's deposit marketing initiatives.

Table 12-Deposits

                                                                                  December 31,
                                                                                 --------------
                                                                              1999           1998
                                                                           -----------    -----------
                                                                                   (in thousands)

Demand (NOW, SuperNOW and money market)                                    $ 84,875       $  81,516
Savings                                                                       9,448           9,437
Individual retirement accounts                                               16,279          14,127
Time deposits, $100,000 and over                                             65,389          45,040
Other time deposits                                                          98,836         100,311
                                                                            -------        --------
Total interest-bearing deposits                                             274,827         250,431
Total noninterest-bearing deposits                                           33,637          27,841
                                                                            -------        --------
Total                                                                      $308,464        $278,272
                                                                           ========        ========
Table 13--Maturity of Time Deposits $100,000 and over

                                                                                      As of
                                                                                      -----
                                                                                 December 31, 1999
                                                                               ---------------------
                                                                                  (in thousands)
Three months or less                                                               $  14,805
Over three months through six months                                                   9,748
Over six months through twelve months                                                 18,081
Over twelve months                                                                    22,775
                                                                                      ------
Total                                                                              $  65,389
                                                                                   =========

Other Borrowed Funds

      Other borrowed funds increased from $17.6 million at December 31, 1997, to $19.1 million at December 31, 1998, to $70.0 million at December 31, 1999. In 1999, the Company borrowed $40.0 million from the FHLB to purchase debt securities resulting in a favorable interest rate spread. An additional $20 million was borrowed from the FHLB to fund the Bank's loan growth and liquidity needs. The $5.0 million revolving line of credit ($4.1 million outstanding at December 31, 1998) with Bank of America matured in 1999. SFSI's funding has been provided by the Bank since the maturity of the line of credit. Additional borrowings by the bank above current levels will be evaluated by management, with consideration given to the growth of the Bank's loan portfolio, liquidity needs, cost of retail deposits, market conditions, and other factors.

Liquidity

      The Company maintains sufficient liquidity to fund loan demand, deposit withdrawals and debt repayments. Liquidity is managed by retaining sufficient liquid assets in the form of cash and cash equivalents and core deposits to meet such demand. Funding and cash flows can also be realized from the investment securities portfolio and pay downs from the loan portfolio. The Bank also provides access to the retail deposit market. In addition, the Company has funds available under the Bank's federal funds lines and additional FHLB borrowings to address liquidity needs.

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

      Net cash provided by operating activities and deposits from customers have historically been primary sources of liquidity for the Company. Net cash provided by operating activities totaled $6.8 million, $6.8 million and $3.6 million in 1999, 1998 and 1997, respectively. The net cash provided by increases in deposits was $30.2 million, $66.8 million and $26.1 million in 1999, 1998 and 1997, respectively. Net cash used in investing activities has been primarily for funding the net increase in loans of $36.2 million, $38.1 million and $19.9 million in 1999, 1998 and 1997, respectively, and in securities of $42.6 million, $35.2 million and $16.9 million in 1999, 1998 and 1997, respectively. The Company also had net bank borrowings of $55.0 million in 1999, $1.4 million in 1998 and $6.6 million in 1997.

Capital

      Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Company raised $12.2 million in 1998 and $1.7 million in 1999 in connection with its initial public offering. The Company's capital to average assets ratio was 8.30% at December 31, 1999 compared with 10.55% at December 31, 1998. At December 31, 1999, the Company exceeded the Federal Reserve Board's regulatory definition of a "well capitalized" institution. See Note 11 to the Consolidated Financial Statements.

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

      Interest rate risk management focuses on maintaining acceptable net interest income within policy limits approved by the Board of Directors. The Company's Board of Directors monitors and manages interest rate risk to maintain an acceptable level of change to net interest income resulting from market interest rate changes. The Company's interest rate risk policy, as approved by the Board of Directors, is stated in terms of the change in net interest income given a 200-basis point immediate and sustained increase or decrease in market interest rates. The current limits approved by the Board of Directors are plus or minus 10% of net interest income for a 200-basis point movement.

      In August of 1996 and January of 1997, the Company purchased interest rate "floors" for three years in notional amounts of $10 million each, which effectively converted less than 1% of the Company's loans at December 31, 1999, to a minimum fixed rate basis. A premium of $258,500 was paid for the floors and amortized over the terms of each. The index used is the three-month LIBOR rate with a 6% floor rate. The three-month LIBOR rate was 6.00% at December 31, 1999. Through December 31 1999, the Bank has amortized $256,487 of the premium and received $286,020, which has been recognized as adjustments to net interest income.

        The following table illustrates the Company's estimated annualized earnings sensitivity profile as of December
31, 1999:

Table 14-Interest Rate Sensitivity

                                          Decrease                                 Increase
                                          --------                                 --------
                                         in Rates--                               in Rates--
                                         ----------                               ----------
                                      200 Basis Points          BASE           200 Basis Points
                                      ----------------          ----           ----------------
                                                           (in thousands)

Projected interest income:
Loans                                      $22,690           $24,512                $26,333
Investment securities                        9,017             9,603                  9,834
Federal funds sold                             405               360                    474
                                            ------            ------                 ------
Total interest income                       32,112            34,475                 36,641

Projected interest expense:
Deposits                                    13,765            15,523                 17,329
Other borrowed funds                         4,198             4,209                  4,261
                                            ------            ------                 ------
Total interest expense                      17,963            19,732                 21,590
                                            ------            ------                 ------
Net interest income                        $14,149           $14,743                $15,051
                                           =======           =======                =======
Change from base                           $  (594)                                 $   308
% Change from base                           (4.03) %                                  2.09%

      Given an immediate, sustained 200-basis point increase to the yield curve used in the simulation model, it is estimated net interest income would increase 2.09%. A 200-basis point immediate, sustained decrease to the yield curve would decrease net interest income by an estimated 4.03%. These potential changes in net interest income are within the policy guidelines established by the Company's Board of Directors.

        These interest rate sensitivity profiles of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities and may not be a precise measurement of the effect of changing interest rates on the Company in the future.

Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The total project cost was approximately $120,000 for the purchase of new software and hardware and the modification of existing software and hardware with $50,000 of the total capitalized and the remaining $70,000 expensed during 1999. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In response to this Item, the information set forth in Item 7 under the caption Asset/Liability Management and Market Risk and in Table 14 on pages 28 and 29 is incorporated herein by reference.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                                                                 32

Consolidated Balance Sheets as of December 31, 1999 and 1998                                                   33

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998
and 1997                                                                                                       35

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and
1997                                                                                                           37

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                     38

Notes to Consolidated Financial Statements                                                                     40

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
LamarCapital Corporation

      We have audited the accompanying consolidated balance sheets of Lamar Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lamar Capital Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                                                 /s/Ernst & Young LLP
Jackson, Mississippi
January 21, 2000

                                                      LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

                                                             CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share and per share amounts)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                               1999           1998
                                                                                            ----------     ----------

                                                  ASSETS
Cash and due from banks                                                                    $   14,195     $  15,038
Federal funds sold                                                                             17,680        11,400
                                                                                             --------      --------
Cash and cash equivalents                                                                      31,875        26,438
Securities available for sale (amortized cost--$98,438 in 1999 and
            $57,159 in 1998)                                                                   91,848        57,814
Securities held to maturity (fair value--$32,861 in 1999 and
            $33,512 in 1998)                                                                   34,211        33,014
Loans (less allowance for loan losses of $4,270 in 1999 and
            $3,564 in 1998)                                                                   231,133       197,096
Accrued interest receivable                                                                     3,901         3,256
Premises and equipment, net                                                                    10,450         9,111
Other real estate                                                                                 541           742
Federal Home Loan Bank stock                                                                    3,596           788
Cash surrender value of life insurance                                                          1,362         1,298
Deferred income taxes                                                                           3,666           760
Other assets                                                                                      167           199
                                                                                             --------      --------
                        Total assets                                                        $ 412,750      $330,516
                                                                                            =========      ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing                                                                        $  33,637     $  27,841
Interest bearing                                                                              274,827       250,431
                                                                                             --------      --------
                        Total deposits                                                        308,464       278,272
Interest payable                                                                                  947           615
Dividends payable                                                                                 216           124
Other liabilities                                                                               1,221         1,054
Other borrowed funds                                                                           70,000        19,120
                                                                                             --------      --------
                        Total liabilities                                                     380,848       299,185
                                                                                             ========      ========
Stockholders' equity
Common Stock, $.50 par value, 50,000,000 shares authorized;
       4,315,707 shares issued and outstanding at December 31, 1999,
       4,130,707 shares issued and outstanding at December 31, 1998                             2,158          2,065
Paid-in capital                                                                                17,513         15,885
Retained earnings                                                                              16,364         12,970
Accumulated other comprehensive income (loss)                                                  (4,133)           411
                                                                                              --------      --------
                        Total stockholders' equity                                             31,902         31,331
                                                                                              --------      --------
                        Total liabilities and stockholders' equity                           $412,750       $330,516
                                                                                             ========       ========
See accompanying notes.

                                                      LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       (in thousands, except per share amounts)

                                                                                               Year ended December 31,
                                                                                       ------------------------------------
                                                                                         1999           1998         1997
                                                                                       --------       --------     --------

Interest income
Loans, including fees                                                                   $21,879       $18,706       $15,984
Federal funds sold                                                                          422           589           297
Interest on securities:
Taxable                                                                                   6,107         3,039         1,956
Non-taxable                                                                               1,750         1,582         1,205
                                                                                         ------        ------        ------
                                                                                          7,857         4,621         3,161
                                                                                         ------        ------        ------
                        Total interest income                                            30,158        23,916        19,442
Interest expense
Deposits                                                                                 13,744        12,685         9,799
Other borrowed funds                                                                      3,065         1,218           737
                                                                                         ------        ------        ------
                        Total interest expense                                           16,809        13,903        10,536
                                                                                         ------        ------        ------
Net interest income                                                                      13,349        10,013         8,906
Provision for loan losses                                                                 1,422           785           725
                                                                                         ------        ------        ------
Net interest income after provision for loan losses                                      11,927         9,228         8,181
Other income
Service charges on deposit accounts                                                       2,116         1,777         1,670
Mortgage loan fees                                                                          544           639           362
Commissions on credit life insurance                                                        369           439           391
Gain (loss) on sale of securities available for sale                                          6           191           (13)
Trading account gains                                                                       ---           123            --
Other operating income                                                                      492           389           279
                                                                                         ------        ------        ------
                        Total other income                                                3,527         3,558         2,689
Other expense
Salaries and employee benefits                                                            5,342         4,906         4,173
Occupancy expense                                                                           720           653           610
Furniture and equipment expense                                                           1,159         1,007           878
Other operating expense                                                                   2,567         2,166         2,016
                                                                                         ------       -------        ------
                        Total other expense                                               9,788         8,732         7,677
                                                                                         ------       -------        ------
Income before income taxes                                                                5,666         4,054         3,193
Income tax expense                                                                        1,495         1,005           854
                                                                                         ------        ------        ------
Net income                                                                                4,171         3,049         2,339
Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on securities available for
            sale                                                                         (4,544)          132           377
Reclassification of realized amount                                                          (4)         (120)            8
                                                                                         ------        ------        ------
Net unrealized gain (loss) recognized in comprehensive
            income (loss)                                                                (4,548)           12           385
                                                                                         ------        ------        ------
                        Comprehensive income (loss)                                    $   (377)     $  3,061      $  2,724
                                                                                       =========     ========      ========
Earnings per share--basic and diluted                                                  $    .97      $   1.09      $    .87
                                                                                       =========      ========     ========
Weighted average shares outstanding - basic and diluted                                   4,310         2,793         2,687
                                                                                       =========      ========     ========

See accompanying notes.

                                                      LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (in thousands, except for share and per share amounts)

                                                                                Accumulated
                                                                                -----------
                                                                                   Other                                Total
                                                                                   -----                                -----
                                     Common Stock       Paid-in     Retained  Comprehensive     Treasury Stock       Stockholders'
                                     ------------       -------     --------  -------------     --------------       ------------
                                    Shares    Amount    Capital     Earnings  Income (Loss)     Shares   Amount        Equity
                                    ------    ------    -------     --------  -------------     ------   ------        ------
Balance at January 1, 1997        46,569.44  $ 466     $ 5,227    $   8,219      $   (98)      1,417.44  $ (341)       $ 13,473
Net income for 1997                                                   2,339                                               2,339
Dividend ($.10 per share)                                              (275)                                               (275)
Purchase of treasury stock                                                                     1,374.00    (436)           (436)
Sale of treasury stock                                     147                                (2,028.00)    535             682
Change in unrealized gain (loss), net
    of income taxes, on securities
    available for sale
                                                                                     377                                    377
                                 ----------  -----     -------    ---------      -------    -----------    -----         ------
Balance at December 31, 1997      46,569.44    466       5,374       10,283          279         763.44    (242)         16,160
Net income for 1998                                                   3,049                                               3,049
Stock Split (60-for-1)         2,747,596.96    931        (931)                               56,842.96                     ---
Dividend ($.12 per share)                                              (362)                                               (362)
Purchase of treasury stock                                                                       200.00     (72)            (72)
Sale of treasury stock                                      51                               (30,711.00)    174             225
Retirement of treasury stock     (27,095.40)   (14)       (126)                              (27,095.40)    140             ---
Sale of Common Stock              1,363,636    682      11,517                                                           12,199
Change in unrealized gain (loss), net
    of income taxes, on securities
    available for sale
                                                                                     132                                    132
                                 ----------  -----     -------    ---------      -------    -----------    -----        -------
Balance at December 31, 1998      4,130,707  2,065      15,885       12,970          411             -         -         31,331
Net income for 1999                                                   4,171                                               4,171
Dividend ($.18 per share)                                              (777)                                               (777)
Sale of Common Stock                185,000     93       1,628                                                            1,721
Change in unrealized gain (loss), net                                             (4,544)                                (4,544)

    of income taxes, on securities
    available for sale           ----------  -----     -------    ---------      -------    -----------    -----        ------
Balance at December 31, 1999      4,315,707 $2,158    $ 17,513    $  16,364      $(4,133)             -   $    -     $  31,902
                                 ========== ======    ========    ==========     =======    ===========   ======     =========
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                         Year ended December 31,
                                                                                         -----------------------
                                                                                     1999         1998           1997
                                                                                   -------       ------         ------

Operating Activities
            Net income                                                           $   4,171     $   3,049     $   2,339
            Adjustments to reconcile net income to net cash
                     Provided by operating activities:
                        Provision for loan losses                                    1,422           785           725
                        Provision for losses on other real estate                       16            11            44
                        Deferred income tax benefit                                   (204)         (149)          (89)
                        Depreciation and amortization expense                          955           836           726
                        Amortization of securities premiums                            203           254           167
                        Accretion of securities discounts                              (48)          (34)          (69)
                        Increase in cash surrender value of life
                                 Insurance                                             (64)          (65)          (64)
                            Federal Home Loan Bank dividend                           (173)          (48)          (49)
                        (Gain) loss on sales of securities available
                                  for sale                                              (6)         (191)           13
                        Trading account gains                                            -          (123)            -
                        Proceeds from sales of trading securities                        -         3,619             -
                        (Gain) loss on sales of other real estate                        6            (7)          (12)
                        Mortgage loan originations                                 (17,142)      (20,730)      (13,568)
                        Proceeds from sales of mortgage loans                       17,769        20,099        13,508
                           Gain on sale of premises and equipment                      (10)            -             -
                        Increase in interest receivable                               (645)         (865)         (401)
                        Increase (decrease) in interest payable                        332          (197)          120
                        Decrease in other assets                                        32           288            79
                        Increase in other liabilities                                  167           272           146
                                                                                    ------        ------        ------
                           Net cash provided by operating activities                 6,781         6,804         3,615
Investing activities
            Securities held to maturity:
                        Proceeds from calls, maturities, and
                                 principal reductions                                1,963         4,672         2,821
                        Purchases of securities                                     (2,465)      (18,480)       (2,115)
            Securities available for sale:
                        Proceeds from calls, maturities, and
                                 principal reductions                                4,274        14,725         3,554
                        Proceeds from sales of securities                           10,498         9,966        19,618
                        Purchases of securities                                    (56,896)      (46,105)      (40,746)
            (Purchases) sales of Federal Home Loan Bank stock                       (2,635)          223          (375)
            Net increase in loans                                                  (36,220)      (38,058)      (19,899)
            Proceeds from sales of other real estate                                   313            25           324
              Proceeds from sales of premises and equipment                             53             -             -

              Purchases of premises and equipment                                   (2,337)       (3,309)            (1,146)
                                                                                    -------       -------            -------

            Net cash used in investing activities                                  (83,452)      (76,341)    (37,964)
Financing activities
            Net increase in deposits                                                30,192        66,774      26,094
            Net increase (decrease) in revolving line of credit                     (4,120)          100       4,020
            Borrowings from banks                                                   70,000         5,000      10,000
            Payments on notes payable to banks                                     (15,000)       (3,600)     (3,400)
            Proceeds from sales of Common Stock                                      1,721        12,199           -
            Purchases of treasury stock                                                  -           (72)       (436)
            Proceeds from sales of treasury stock                                        -           225         682
            Dividends paid                                                            (685)         (388)       (250)
                                                                                    ------        ------      ------
            Net cash provided by financing activities                               82,108        80,238      36,710
                                                                                    ------        ------      ------
            Net increase in cash and cash equivalents                                5,437        10,701       2,361
            Cash and cash equivalents at beginning of year                          26,438        15,737      13,376
                                                                                    ------        ------      ------
            Cash and cash equivalents at end of year                             $  31,875      $ 26,438    $ 15,737
                                                                                  ========      ========    ========
See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Years ended December 31, 1999, 1998 and 1997

1. Summary of Significant Accounting Policies

Consolidation

      The consolidated financial statements include the accounts of Lamar Capital Corporation (the "Company") and its wholly-owned subsidiaries, The Mortgage Shop, Inc. ("MSI"), Lamar Bank (the "Bank") and Southern Financial Services, Inc. ("SFSI"). All significant intercompany balances and transactions have been eliminated in consolidation.

Business

      The Company is a one-bank holding company headquartered in Purvis, Mississippi. The Company operates eight full service banking locations in retail banking predominantly in Lamar and Forrest counties in southeastern Mississippi. SFSI operates a finance company in seven locations in southeastern Mississippi to provide consumer loans to customers who may not be eligible to obtain financing from the Bank. The Company's consolidated results of operations are dependent upon net interest income, which is the difference between the interest income on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets are securities, real estate and consumer and commercial loans. Interest-bearing liabilities consist of interest-bearing deposit accounts and other borrowed funds.

      Other sources of income include fees charged to customers for a variety of banking services such as deposit account fees and commissions on credit life insurance. The Company also generates fees in its mortgage banking activities from the origination and sale of loans and servicing rights of 15-year and 30-year fixed rate loans in the secondary market.

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

Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost. Federal funds sold have maturities generally of one day. The Bank is required to maintain average balances with the Federal Reserve Bank. The required reserve balance at December 31, 1999, was $1,204. Cash paid for interest during the years ended December 31, 1999, 1998 and 1997, was $16,477, $14,100 and $10,416, respectively.

Securities

      Securities available for sale are carried at estimated fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investment in Debt and Equity Securities." The amortized cost of securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized gains or losses on these securities are included in stockholders' equity net of income taxes. Securities which the Bank has the ability and the intent to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. The adjusted cost of the specific securities sold is used to compute gains or losses on the sale of securities. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Trading account securities consist of securities held for resale in anticipation of short-term market movements and are carried at estimated fair value. Trading account gains include the effects of adjustments to fair values. The adjusted cost of the specific securities sold is used to compute gains or losses on the sale of securities.

Federal Home Loan Bank stock is not considered a marketable equity security under SFAS No. 115 and, therefore, is carried at cost.

Mortgage Banking Activities

      The Company originates first mortgage loans (traditional 15-year and 30-year fixed and variable rate loans) for sale, with the servicing rights, in the secondary market. The Company limits its interest rate risk on such loans originated by selling individual loans immediately after the customers lock into their rate. Origination fees and any gains or losses on the sale of the mortgage loans and servicing rights, which are not material to the consolidated operations for the years presented, are included in mortgage loan fees. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value, based on the subsequent sales prices of such loans.

      The Company accounts for the mortgage loan sales in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to cease to recognize them as financial assets when control has been surrendered in accordance with the criteria provided in SFAS No. 125.

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

Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the modified accelerated cost recovery method for financial reporting purposes based upon the estimated useful lives of the assets. Expenditures for major renewals and betterments are capitalized, and those for maintenance and repairs are charged to expense when incurred.

Other Real Estate

      Other real estate is stated at the lower of fair value, based on current market appraisals, or the recorded investment in the related loan.

Long-Lived Assets

      The Company accounts for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." The Company also accounts for long-lived assets that are expected to be disposed of in accordance with SFAS No. 121.

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

Derivatives and Hedging Activities

      Effective October 1, 1998, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value will be immediately recognized in income. The fair value of the derivatives held at October 1, 1998, was not material to the Company's consolidated financial position.

      SFAS No. 133 also allowed, upon adoption, the reclassification of held-to-maturity securities to the available- for-sale or trading portfolios without tainting the remaining securities in the held-to-maturity portfolio. The Company reclassified $3,497 of held-to-maturity securities to trading account securities as of October 1, 1998. The unrealized gain of the transferred securities was not material to the Company's consolidated financial position or operations, thus the adoption of SFAS No. 133 did not result in a cumulative effect adjustment.

Net Income per Common Share

      Effective May 13, 1998, the Board of Directors adopted and the shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized shares to 2,000,000 shares of Common Stock with a par value of $.50 per share and completed a 20-for-1 stock split of its Common Stock. On August 3, 1998, the Board of Directors approved a 3-for-1 stock split of its Common Stock and an amendment to the Company's Articles of Incorporation to increase the authorized shares to 50,000,000 shares of Common Stock with a par value of $.50 per share. The shareholders approved the amendment to increase the authorized shares on August 25, 1998. Consolidated net income per basic and diluted common share and dividends per share has been restated in the accompanying consolidated statements of income and changes in stockholders' equity to reflect the stock splits described above.

2. Initial Public Offering

      In December 1998, the Company sold 1,363,636 shares of its Common Stock at $10 per share in an underwritten initial public offering (the "Offering"). Net proceeds from the Offering were $12,199. In January 1999 the underwriters exercised their overallotment option, and the Company sold 185,000 shares at $10 per share. Net proceeds from the sale of these shares were $1,721.

3. Securities

       The aggregate carrying amounts and estimated fair value of securities were as follows:

                                                                                              December 31, 1999
                                                                                -----------------------------------------------
                                                                                          Gross          Gross       Estimated
                                                                                          -----          -----        ---------
                                                                          Amortized     Unrealized     Unrealized      Fair
                                                                          ---------     ----------     ----------       ----
                                                                            Cost          Gains         Losses        Value
                                                                            ----          -----         ------         -----

Securities available for sale
   U.S. Treasury securities and obligations of U.S. government agencies  $34,415       $    ---       $(2,299)       $32,116
   Obligations of states and political subdivisions                        9,770             29           (68)         9,731
   Mortgage-backed securities                                             49,891              5        (3,288)        46,608
                                                                         -------        -------       -------        -------
Total debt securities                                                     94,076             34        (5,655)        88,455
   Equity securities                                                       4,362            ---          (969)         3,393
                                                                         -------        -------       -------        -------
Total securities available for sale                                      $98,438       $     34       $(6,624)       $91,848
                                                                         =======        =======       =======        =======
Securities held to maturity:
   U.S. Treasury securities and obligations of U.S. government agencies  $ 4,047       $    ---     $     (36)       $ 4,011
   Obligations of states and political subdivisions                       29,271             32        (1,355)        27,948
   Mortgage-backed securities                                                893             15            (6)           902
                                                                         -------        -------       -------        -------
Total securities held to maturity                                        $34,211       $     47       $(1,397)       $32,861
                                                                         =======        =======       =======        =======

                                                                                              December 31, 1998
                                                                                -------------------------------------------------
                                                                                        Gross          Gross       Estimated
                                                                                        -----          -----       ---------
                                                                            Amortized  Unrealized     Unrealized       Fair
                                                                            ---------  ----------     ----------       ----
                                                                               Cost       Gains         Losses         Value
                                                                               ----       -----         ------         -----
Securities available for sale:
   U.S. Treasury securities and obligations of U.S.
               government agencies                                      $ 27,781      $     332     $     (19)      $28,094
   Obligations of states and political subdivisions                       10,177            308           ----       10,485
   Mortgage-backed securities                                             19,201             81           (47)       19,235
                                                                         -------        -------       -------        -------
Total securities available for sale                                     $ 57,159      $     721     $     (66)      $57,814
                                                                         =======        =======       =======        =======

Securities held to maturity:
   U.S. Treasury securities and obligations of U.S.
               government agencies                                      $  4,076      $      59     $     ----     $  4,135
   Obligations of states and political subdivisions                       27,520            497           (95)       27,922
   Mortgage-backed securities                                              1,418             37            ---        1,455
                                                                         -------        -------       -------        -------
Total securities held to maturity                                       $ 33,014      $     593     $     (95)      $33,512
                                                                         =======        =======       =======        =======

       During the years ended December 31, 1999, 1998 and 1997, available-for-sale securities with a fair value at the date of sale of $10,498, $9,966 and $19,618, respectively, were sold. The gross realized gains or losses on such sales totaled $6, $191 and $(13), respectively. The amortized cost and estimated fair value of securities as of
December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                                         Estimated
                                                                                         ---------
                                                                           Amortized        Fair
                                                                           ---------        ----
                                                                              Cost          Value
                                                                              ----          -----
            Securities available for sale:
                        Due in one year or less                           $   915        $    915
                        Due after one year through five
                                   years                                    5,631          5,500
                        Due after five years through ten
                                   years                                   20,515          19,449
                        Due after ten years                                17,124          15,983
                        Mortgage-backed securities                         49,891          46,608
                            Equity securities                               4,362           3,393
                                                                           ------          ------
                                                                         $ 98,438        $ 91,848
                                                                         ========        ========
            Securities held to maturity:
                        Due in one year or less                          $  1,344        $  1,345
                        Due after one year through five
                                   years                                   10,922          10,825
                        Due after five years through ten
                                   years                                    9,393           9,050
                        Due after ten years                                11,659          10,739
                        Mortgage-backed securities                            893             902
                                                                           ------          ------
                                                                         $ 34,211        $ 32,861
                                                                         ========        ========
       Securities having carrying amounts of $97,894 and $64,539 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

4.   Loans

       Loans consisted of the following:

                                                                       December 31,
                                                                       ------------
                                                                  1999              1998
                                                                  ----              ----

            Real estate:
                        Residential                             $ 72,695       $  61,280
                        Mortgage loans held for
                                  sale                               426           1,053

                        Construction                              10,743           9,095
                        Commercial                                34,559          31,915
            Consumer                                              69,542          61,686
            Commercial                                            49,554          39,493
                                                                 -------         -------
                                                                 237,519         204,522
            Unearned income                                       (2,116)         (3,862)
            Allowance for loan losses                             (4,270)         (3,564)
                                                                 -------         -------
            Net loans                                           $231,133        $197,096
                                                                ========        ========
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

                                                                                      As of and for the year ended
                                                                                      ----------------------------
                                                                                              December 31,
                                                                                              ------------
                                                                           1999                    1998                1997
                                                                           ----                    ----                ----

            Balance at beginning of year                                 $ 3,564                $ 3,101             $  2,837
            Provision for loan losses                                      1,422                    785                  725
            Loans charged off                                             (1,058)                  (526)                (638)
            Recoveries of loans previously charged
                     off                                                     342                    204                  177
                                                                         -------                -------              -------
            Balance at end of year                                       $ 4,270                $ 3,564             $  3,101
                                                                         =======                =======             =========

       Non-accrual loans at December 31, 1999 and 1998 were $1,525 and $931, respectively.

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

       These related-party loan transactions are summarized as follows:

                                                                                     Year ended
                                                                                     ----------
                                                                                    December 31,
                                                                                    ------------
                                                                               1999                1998
                                                                               ----                ----

            Balance at beginning of year                                   $    1,468         $    1,436

            New loans                                                           1,170              1,283

            Repayments                                                         (1,183)            (1,251)
                                                                             ---------            -------

            Balance at end of year                                           $  1,455         $    1,468
                                                                             ========         ==========

45

5.   Premises and Equipment

       Premises and equipment consisted of the following at:

                                                                     December 31,
                                                                     ------------

                                                                1999           1998
                                                                ----           ----

            Land                                              $ 2,915        $ 2,301
            Bank premises                                       7,046          6,400
            Furniture, fixtures and equipment                   5,339          4,614
            Computer software                                   1,039            798
            Accumulated depreciation                           (5,889)        (5,002)
                                                              -------        -------
                                                             $ 10,450        $ 9,111
                                                             ========        =======

6.   Other Real Estate

       Other real estate transactions consisted of the following:

                                                         As of and for the year ended
                                                         ----------------------------
                                                                 December 31,
                                                                 ------------
                                                 1999                 1998              1997
                                                 ----                 ----              ----

            Beginning balance                $    742               $   411           $   767
            Transfers of loans                    134                   360                24
            Sales                                (319)                  (18)             (336)
            Provision for losses                  (16)                  (11)              (44)
                                             --------               -------            -------
            Ending balance                   $    541               $   742           $   411
                                             ========               =======           =======

7.   Interest-Bearing Deposits

       Interest-bearing deposits consisted of the following:

                                                                                    December 31,
                                                                                    ------------

                                                                                1999             1998
                                                                                ----             ----

            Demand (Now, SuperNow and money market)                           $ 84,875       $ 81,516
            Savings                                                              9,448          9,437
            Individual retirement accounts                                      16,279         14,127
            Time deposits, $100,000 and over                                    65,389         45,040
            Other time deposits                                                 98,836        100,311
                                                                              --------       --------
                                                                              $274,827       $250,431
                                                                              ========       ========

       Scheduled maturities of time deposits, including individual retirement accounts, outstanding at December 31,
1999, are as follows:

            2000                               $ 126,153
            2001                                  37,808
            2002                                   5,573
            2003                                   9,804
            2004                                   1,166
                                                 -------
                                                $180,504
                                                ========

      In the normal course of business, the Company has accepted deposits from certain directors, executive officers, principal shareholders and other related parties on substantially the same terms, including interest rates, as those prevailing at the time of comparable transactions with third-party customers. Such deposits were $791and $746 at December 31, 1999 and 1998, respectively.

8. Other Borrowed Funds

      Other borrowed funds include advances of $70,000 and $15,000 at December 31, 1999 and 1998, respectively, from Federal Home Loan Bank ("FHLB"). The advances include $30,000 which accrue interest at fixed rates varying from 4.75% through 6.29% with interest paid monthly and maturities through November 2008. The Bank has a $40,000 advance from the FHLB at a 4.49% interest rate (fixed for a three-year term) that matures January 21, 2009. Interest is due monthly and the note is callable quarterly beginning April 22, 2002. The proceeds from this advance were used by the Company to purchase securities, which have been classified as available for sale. The advances are collateralized by the Bank's investment in FHLB stock, which totaled $3,596 and $788 at December 31, 1999 and 1998, respectively, and by a blanket pledge of the Bank's eligible real estate loans. The Bank had available collateral to borrow an additional $2,000 from the FHLB at December 31, 1999.

      Other borrowed funds included borrowings $4,120 under a revolving line of credit at December 31, 1998. The revolving line of credit with an unrelated bank matured in December of 1999.

9.   Income Taxes

       Income tax expense (benefit) consisted of the following:

                                        Year ended December 31,
                                        ------------------------
                                     1999           1998          1997
                                     ----           ----          ----
            Current:
            Federal                $ 1,470        $   999       $  831
            State                      229            155          112
                                    ------         ------       ------
                                     1,699          1,154          943
            Deferred                  (204)          (149)         (89)
                                    ------         ------       ------
                                   $ 1,495        $ 1,005       $  854
                                   =======        =======       =======

       The differences between the Bank's actual income tax expense and amounts computed at the statutory rates are summarized as follows:

                                                                                             Year ended December 31,
                                                                                             -----------------------
                                                                                    1999              1998            1997
                                                                                    ----              ----            ----

            Amount computed at statutory rate on income before
                        income taxes                                              $ 1,926         $  1,379          $ 1,086
            Increase (decrease) in income taxes resulting from:
                        State income taxes, net of federal benefit                    133               89               66
                        Income from non-taxable securities                           (517)            (447)            (323)
                        Other                                                         (47)             (16)              25
                                                                                   ------           ------           ------
                                                                                  $ 1,495          $ 1,005          $   854
                                                                                  =======          =======          =======
The Company made income tax payments of $1,495, $1,113 and $984 during the years ended December 31, 1999, 1998 and 1997, respectively.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets consisted of the following:

                                                                                                    December 31,
                                                                                                    ------------
                                                                                                 1999         1998
                                                                                                 ----         ----
            Allowance for loan losses                                                           $1,117       $ 878
            Other real estate                                                                       32          26
            Deferred compensation                                                                  160         131
            Net unrealized (gain) loss on securities available for sale                          2,458        (244)
            Other                                                                                 (101)        (31)
                                                                                                ------        -----
            Total net deferred tax assets                                                       $3,666       $ 760
                                                                                                ======       =====

10. Employment Benefit Plans

      The Company has a defined contribution 401(k) plan with a profit sharing feature which covers substantially all employees. Participants in the 401(k) plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company matches participants' contributions to the 401(k) plan up to 3% of each participant's annual salary. The Company may make a profit sharing contribution as determined by the Company's Board of Directors. The Company's matching and profit sharing contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the 401(k) plan were $144, $88 and $85 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company has an employee stock ownership plan ("ESOP") which covers substantially all employees. The Company may make contributions to the ESOP at the discretion of its Board of Directors and may be made in cash or common stock. The contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the ESOP were $60, $165 and $150 for the years ended December 31, 1999, 1998 and 1997, respectively. On July 30, 1998, the ESOP purchased 18,711 shares of the Company's Common Stock included in treasury stock.

      In August of 1998, the Company adopted a stock incentive plan under which it plans to grant stock options for selected employees. As of December 31, 1999, no stock options had been granted under the plan.

      The Company maintains a self-insured medical plan. Under this plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $30 for each occurrence up to a maximum benefit of $1,000. The Company's expenses pertaining to the self-insured medical plan, including accruals for incurred but not reported claims, were $405, $436 and $323 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled $76, $71 and $66 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                                                                                                          December 31,
                                                                                                          ------------

                                                                                                  1999                   1998
                                                                                                  ----                   ----

            Capital:
            Stockholders' equity                                                                 $31,902               $31,331
            Less unrealized (gain) loss on securities, net of
                        Income taxes                                                               4,133                  (411)
            Intangible asset                                                                         (87)                  (94)
                                                                                                 -------               -------
            Tier 1 capital                                                                        35,948                30,826
            Qualifying allowance for loan losses                                                   3,138                 2,642
                                                                                                 -------               -------
            Total capital                                                                        $39,086               $33,468
                                                                                                 =======               =======
            Ratios:
            Total capital to risk-weighted assets                                                  15.57%              15.90%
            Tier 1 capital to risk-weighted assets                                                 14.38               14.65
            Tier 1 capital to total average assets (leverage ratio)                                 9.23               10.38

      State banking regulations require the Mississippi Department of Banking and Consumer Finance to approve the payment of any dividends.

12. Off-Balance Sheet Risks, Commitments and Contingent Liabilities

      Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support customers' trade transactions. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. The Company's maximum exposure to credit losses for loan commitments (unused lines of credit) outstanding at December 31, 1999 and expiring during 2000 is $14,800.

     SFSI is a defendant in a case filed on June 11, 1998, in the Circuit Court of Forrest County, Mississippi. The complaint alleges that the plaintiff was not given any choice with respect to the purchase of credit life and credit disability insurance and that SFSI improperly forced placed property insurance on the collateral for the plaintiff's loan with SFSI. The plaintiff asks for actual damages of $50,000 and punitive damages of $500,000. This case is ready for trial. SFSI is also a defendant in another case filed on March 23, 1999, in the Circuit Court of Jefferson Davis County, Mississippi. The allegations contained in the complaint in this suit are substantially similar to those in the case filed in Forrest County. The plaintiff asks for actual damages of $100,000 and punitive damages of $1,000,000. This case in is the discovery stage. While the ultimate outcome of these lawsuits cannot be predicted with certainty, management believes the cases are without merit, denies all liability and believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or operations.

      The Company is also involved in certain legal actions and claims arising in the ordinary course of business. Although the ultimate outcome of these other actions and claims cannot be ascertained at this time, it is the opinion of management (based on advice of legal counsel) that such litigation and claims should be resolved without material effect on the Company's consolidated financial position or operating results.

13. Parent Company Condensed Financial Information

       Balance Sheets
                                                                                       December 31,
                                                                                       ------------
                                                                                   1999           1998
                                                                                   ----           ----
            Assets:
            Cash and cash equivalents                                           $  1,878     $   8,500
            Investment in subsidiaries                                            28,984        21,729
            Due from subsidiaries                                                     76           164
            Premises and equipment                                                 1,161         1,170
            Other                                                                     19            19
                                                                                 -------       -------
                        Total assets                                            $ 32,118      $ 31,582
                                                                                ========      ========
            Liabilities                                                         $    216      $    251

            Stockholders' equity:
            Common stock                                                           2,158         2,065
            Paid-in capital                                                       17,513        15,885
            Retained earnings                                                     16,364        12,970
            Accumulated other comprehensive income (loss)                         (4,133)          411
                                                                                 -------       -------
                        Total stockholders' equity                                31,902        31,331
                                                                                 -------       -------
                        Total liabilities and stockholders' equity              $ 32,118      $ 31,582
                                                                                ========      ========

            Statements of Income                                                                 Year ended December 31,
                                                                                                 -----------------------
                                                                                          1999          1998           1997
                                                                                          ----          ----           ----

            Income:
            Dividends from subsidiaries                                                 $   ---      $  750         $  1,110
            Other                                                                            22          22               23
                                                                                         ------      ------         --------
                        Total income                                                         22         772            1,133
            Expenses:
            Interest expense                                                                ---         342              392
            Other                                                                           204          55               60
                                                                                         ------      ------         --------
                        Total expenses                                                      204         397              452
            Income (loss) before income taxes                                              (182)        375              681
            Income tax benefit                                                               54         146              160
                                                                                         ------      ------         --------
            Income (loss) before equity in undistributed net income of
                      Subsidiaries                                                         (128)        521              841
            Equity in undistributed net income of subsidiaries                            4,299       2,528            1,498
                                                                                         ------      ------         --------
            Net income                                                                   $4,171      $3,049           $2,339
                                                                                         ======      ======          =======

            Statements of Cash Flows                                                             Year ended December 31,
                                                                                                 -----------------------
                                                                                          1999          1998           1997
                                                                                          ----          ----           ----
            Operating activities:
            Net income                                                                   $4,171      $3,049           $2,339
            Adjustments to reconcile net income to net cash provided
                     by (used in) operating activities:
                        Undistributed net income of subsidiaries                         (4,299)     (2,528)          (1,498)
                        Depreciation expense                                                  9           9                9
                        (Increase) decrease in due from subsidiaries                         88        (514)            (298)
                        Increase (decrease) in other liabilities                           (127)        126                -
                                                                                         ------      ------         --------
                        Net cash provided by (used in) operating activities                (158)        142              552
            Investment activities:
                          Capital contribution to subsidiary                             (7,500)           -            (150)
                           Purchases of premises and equipment                                -          (6)            (182)
                                                                                         ------      ------          -------
                           Net cash used in investing activities                         (7,500)         (6)            (332)
            Financing activities:
                           Dividends paid                                                  (685)       (388)            (250)
                           Payments on note payable to a bank                                 -      (3,600)            (400)
                           Proceeds from sale of common stock                             1,721      12,199                -
                           Purchases of treasury stock                                        -         (72)            (436)
                           Proceeds from sales of treasury stock                              -         225              682
                                                                                         ------      ------         --------
                           Net cash provided by (used in) financing activities            1,036       8,364             (404)
                                                                                         ------      ------         --------
                           Net increase (decrease) in cash and cash equivalents          (6,622)      8,500             (184)
                           Cash and cash equivalents at beginning of year                 8,500           -              184
                                                                                         ------      ------         --------
                           Cash and cash equivalents at end of year                     $ 1,878     $ 8,500        $       -
                                                                                        =======     =======         ========

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

      The carrying amount of cash and cash equivalents, non-interest bearing deposits, other borrowed funds and interest rate floors approximates the estimated fair value of these financial instruments. The estimated fair value of securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The estimated fair value of loans and interest-bearing deposits is based on present values using applicable risk- adjusted spreads to the appropriate yield curve to approximate current interest rates applicable to each category of these financial instruments. The fair value of the loan commitments to extend credit is based on the difference between the interest rate at which the Company's committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and the same maturities. The fair value is not material.

      Variances between the carrying amount and the estimated fair value of loans reflect both credit risk and interest rate risk. The Company is protected against changes in credit risk by the allowance for loan losses.

      The fair value estimates presented are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been revalued for purposes of these financial statements since those dates. Therefore, current estimates of fair value may differ significantly from the amounts presented.

                                                                          December 31,
                                                    -----------------------------------------------------
                                                               1999                          1998
                                                    ------------------------      -----------------------
                                                      Carrying         Fair         Carrying         Fair
                                                      --------         ----         --------         ----
                                                       Amount          Value         Amount         Value
                                                       ------          -----         ------         -----
            Securities available for sale             $91,848        $91,848       $ 57,814       $ 57,814
            Securities held to maturity                34,211         32,861         33,014         33,512
            Loans                                     231,133        231,460        197,096        194,672
            Interest-bearing deposits                 274,827        276,584        250,431        252,188

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information on the directors and executive officers of the Registrant can be found under Item 1 Description of Business of this Report on Form 10-K and under the headings "Election of Directors" and Executive Compensation" in the Proxy Statement to shareholders dated March 29, 2000, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information required by this item can be found under the heading "Executive Compensation" in the Proxy Statement dated March 29, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and the officers and directors can be found under the headings "Stock Ownership of Principal Stockholder" and "Stock Ownership of Directors and Officers" in the Proxy Statement dated March 29, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions can be found under the caption "Other Transactions with Management," in the Proxy Statement dated March 29, 2000, and is incorporated herein by reference.

                                             PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON                                                            FORM 8-K

A-1. Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and
1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

23          Consent of Ernst & Young LLP

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

                                                                        BY:/s/ Robert W. Roseberry
                                                                              ROBERT W. ROSEBERRY
                                                                              CHAIRMAN AND
                                                                              CHIEF EXECUTIVE OFFICER
                                                                              (PRINCIPAL EXECUTIVE OFFICER)

DATE:  MARCH 29, 2000

                                                                        By:/s/ Donna T. Rutland
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
                                                                             (PRINCIPAL FINANCIAL OFFICER AND
                                                                             PRINCIPAL ACCOUNTING OFFICER)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                                                              CAPACITIES                                                  DATE

/s/ O. B. Black, Jr.                                                    Director                                              March 29, 2000
O. B. Black, Jr.

/s/ William H. Jordan                                                   Director                                              March 29, 2000
William H. Jordan

/s/ Kenneth M. Lott                                                     Director                                              March 29, 2000
Kenneth M. Lott

/s/ James R. Pylant                                                     Director                                              March 29, 2000
James R. Pylant

/s/ Jane P. Roberts                                                     Director                                              March 29, 2000
Jane P. Roberts

/s/ Monty C. Roseberry                                                  Director                                              March 29, 2000
Monty C. Roseberry

/s/ Robert W. Roseberry                                                 Director (Principal                                   March 29, 2000
Robert W. Roseberry                                                     Executive Officer)

/s/ Donna T. Rutland                                                    Chief Financial Officer                               March 29, 2000
Donna T. Rutland                                                        (Principal Accounting and
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

23             Consent of Ernst & Young LLP

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