Form 10-Q
period 2000-03-31
LAMAR CAPITAL CORP
filed 2000-05-15
CIK 1067489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDING MARCH 31, 2000
or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDING MARCH 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

4,315,707 shares of the Registrant's Common stock, $.50 par value, were outstanding as of May 8, 2000.

                                                                 LAMAR CAPITAL CORPORATION
                                                                         FORM 10-Q
                                                                           INDEX

                                                                                                             PAGE

PART I.                    FINANCIAL INFORMATION

            ITEM 1.        Financial Statements and Supplementary Data

                           Consolidated Balance Sheets -
                           March 31, 2000 (Unaudited) and December 31, 1999                                   3

                           Consolidated Statements of Income and Comprehensive Income (Unaudited)
                           Three Months Ended March 31, 2000 and 1999                                         5

                           Consolidated Statements of Changes in Stockholders' Equity
                           Three Months Ended March 31, 2000 (Unaudited) and year ended December 31,1999      6

                           Consolidated Statements of Cash Flows (Unaudited) -
                           Three Months Ended March 31, 2000 and 1999                                         7

                           Notes to Consolidated Financial Statements (Unaudited)                             8

            ITEM 2.        Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                      9

PART II.                   OTHER INFORMATION

                           ITEM 1.           Legal Proceedings                                                12

            ITEM 4.        Submission of Matters to a Vote of Security Holders                                13

                           ITEM 6.           Exhibits and Reports on Form 8-K                                 13

SIGNATURES                 ___

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
                                                         LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                                                CONSOLIDATED BALANCE SHEETS
                                                            (in thousands, except share amounts)

                                                                               March 31,      December 31,
                                                                                 2000            1999
                                                                              (Unaudited)
                                                 ASSETS
Cash and due from banks                                                      $ 12,618          $ 14,195
Federal funds sold                                                             12,620            17,680
                                                                             --------          --------

Cash and cash equivalents                                                      25,238            31,875
Securities available for sale (amortized cost-$102,552 in 2000 and
            $98,438 in 1999)                                                   96,388            91,848
Securities held to maturity (fair value-$41,219 in 2000 and
            $32,861 in 1999)                                                   42,547            34,211

Loans:

     Real estate:
           Residential                                                         72,240            73,121
           Construction                                                         9,494            10,743
           Commercial                                                          34,590            34,559
     Consumer                                                                  65,757            69,542
     Commercial                                                                51,403            49,554
                                                                               ------            ------

                                                                              233,484           237,519
Unearned income                                                                (1,736)           (2,116)
Allowance for loan losses                                                      (4,450)           (4,270)
                                                                               -------           -------

Net loans                                                                     227,298           231,133
Accrued interest receivable                                                     3,546             3,901
Premises and equipment                                                         11,314            10,450
Federal Home Loan Bank stock                                                    3,651             3,596
Other assets                                                                    6,646             5,736
                                                                                -----             -----

                        Total assets                                        $ 416,628         $ 412,750
                                                                            =========         =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing                                                         $  35,131        $  33,637
Interest bearing:
    Demand                                                                      89,780            84,875
    Savings                                                                     10,471             9,448
    Time deposits less than $100,000                                           123,634           126,123
    Time deposits more than $100,000                                            52,362            54,381
                                                                                ------            ------

                        Total deposits                                         311,378           308,464
Interest payable                                                                 1,011               947
Other liabilities                                                                1,348             1,437
Other borrowed funds                                                            70,000            70,000
                                                                              --------          --------
                        Total liabilities                                      383,737           380,848

Stockholders' equity
Common stock, $ .50 par value, 50,000,000 shares authorized, 4,315,707           2,158           2,158
shares issued and outstanding at March 31, 2000 and December 31, 1999
Paid-in capital                                                                 17,513          17,513
Retained earnings                                                               17,085          16,364
Accumulated other comprehensive loss                                            (3,865)         (4,133)
                                                                                -------         -------
                        Total stockholders' equity                              32,891          31,902
                                                                                -------         -------
                        Total liabilities and stockholders' equity            $416,628        $412,750
                                                                              ========        ========

                                                                  See accompanying notes.

                                                         LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                                                          (in thousands, except per share amounts)

                                                                                         Three Months Ended
                                                                                          2000        1999
                                                                                          ----        ----

Interest income:
Loans, including fees                                                                  $5,688        $5,116
Federal funds sold                                                                        152           110
Interest on securities:
Taxable                                                                                 1,710         1,344
Non-taxable                                                                               432           424
                                                                                          ---           ---
                                                                                        2,142         1,768
                                                                                        -----         -----

                        Total interest income                                           7,982         6,994
Interest expense:
Deposits                                                                                3,593         3,367
Other borrowed funds                                                                      887           574
                                                                                          ---           ---

                        Total interest expense                                          4,480         3,941
                                                                                        -----         -----

Net interest income                                                                     3,502         3,053
Provision for loan losses                                                                 391           172
                                                                                          ---           ---

Net interest income after provision for loan losses                                     3,111         2,881
Other income:
Service charges on deposit accounts                                                       539           407
Gain on sale of securities available for sale                                             --              2
Other fees and operating income                                                           246           329
                                                                                          ---           ---

                        Total other income                                                785           738
Other expense:
Salaries and employee benefits                                                          1,457         1,129
Occupancy expense                                                                         226           176
Furniture and equipment expense                                                           268           254
Other operating expense                                                                   672           553
                        Total other expense                                             2,623         2,112
                                                                                        -----         -----

Income before income taxes                                                              1,273         1,507
Income tax expense                                                                        336           399
                                                                                          ---           ---

Net income                                                                                937         1,108
Other comprehensive income (loss), net of income taxes:
Change in unrealized gain (loss) on securities available for sale                         268          (628)
Reclassification of realized amount                                                       --             (1)
Net unrealized gain (loss) recognized in
                         Comprehensive income                                         $ 1,205       $   479
                                                                                      =======       =======

Earnings per share-basic and dilutive                                                 $   .22       $   .26
                                                                                      =======       =======
Weighted average shares outstanding - basic and dilutive                                4,316         4,293
                                                                                      =======       =======

See accompanying notes.

                                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (in thousands, except for share amounts)

                                                                                           Accumulated
                                                                                              Other            Total
                                                       Common Stock   Paid-in    Retained  Comprehensive    Stockholders'
                                                     Shares    Amount Capital    Earnings     Income           Equity

Balance at December 31, 1998                     4,130,707   $ 2,065 $15,885     $12,970    $     411       $31,331
Net income for 1999                                                                4,171                      4,171
Dividend ($.18 per share)                                                          (777)                      (777)
Sale of common stock                               185,000        93   1,628                                  1,721
Change in unrealized gain (loss), net
            of income taxes, on securities
            available for sale                                                                 (4,544)       (4,544)
                                                 ---------     -----  ------     ------        -------       -------
Balance at December 31, 1999                     4,315,707     2,158  17,513     16,364        (4,133)       31,902
Net income for three months ended
                  March 31, 2000                                                   937                        937
Dividend ($.05 per share)                                                         (216)                      (216)
Change in unrealized gain (loss), net
            of income taxes, on securities                                                        268          268
            available for sale                   ---------   ------- --------   -------      --------      -------
Balance at March 31, 2000 (Unaudited)            4,315,707   $ 2,158 $ 17,513   $17,085     $ (3,865)      $32,891
                                                 =========   ======= ========   =======     =========      =======

See accompanying notes.

                                                         LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                       (in thousands)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                           March 31,
                                                                                           ---------
                                                                                      2000           1999
                                                                                      ----           ----
Operating activities
            Net income                                                             $   937        $  1,108
            Adjustments to reconcile net income to net cash
                                   provided by operating activities:
                        Provision for loan losses                                      391             172
                        Depreciation and amortization expense                          230             195
                        Amortization of securities premiums                             43              65
                        Accretion of securities discounts                              (82)            (13)
                        Gain on sale of securities available for sale                   --              (2)
                        Loss on sales of other real estate                              17               1
                        Decrease in interest receivable                                355              855
                        Increase (decrease) in interest payable                         64              (25)
                        Increase in other assets                                      (595)            (658)
                        Increase (decrease) in other liabilities                       (89)              53
                                                                                       ----              --

Net cash provided by operating activities                                            1,271            1,751
Investing activities
            Securities held to maturity:
                           Proceeds from calls, maturities, and                        696              411
                                      principal  reductions
                           Purchase of securities                                   (8,034)            (745)
            Securities available for sale:
                        Proceeds from calls, maturities, and principal               6,756            1,463
                                      reductions
                        Proceeds from sales of securities                              --             2,052
                        Purchases of securities                                    (11,987)         (44,463)
            Purchase of Federal Home Loan Bank stock                                   (55)          (2,362)
            Net (increase) decrease in loans                                         3,015          (11,759)
            Proceeds from sales of other real estate                                    97               70
            Purchases of premises and equipment                                     (1,094)            (251)
                                                                                    -------            -----

Net cash used in investing activities                                              (10,606)         (55,584)
Financing activities
            Net increase in deposits                                                 2,914           13,548
            Borrowings from banks                                                      --            40,000
            Payments on notes payable to banks                                         --            (5,000)
            Proceeds from sale of common stock                                         --             1,721
            Dividends paid                                                            (216)            (124)
                                                                                      -----            -----
Net cash provided by financing activities                                            2,698           50,145
                                                                                     -----           ------
            Net decrease in cash and cash equivalents                               (6,637)          (3,688)
            Cash and cash equivalents at beginning of period                        31,875           26,438
                                                                                    ------           ------
            Cash and cash equivalents at end of period                             $25,238          $22,750
                                                                                   -------          -------
 See accompanying notes.

LAMAR CAPITAL
CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet at December 31, 1999 and consolidated statement of stockholders equity for the year ended December 31, 1999 have been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements include the accounts of Lamar Capital Corporation and subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Lamar Capital Corporation's 1999 Annual Report to Shareholders.

SECURITES PORTFOLIOS

In accordance with FAS No. 115 “Accounting for Certain Investment in Debt and Equity Securities”, as of March 31, 2000, the securities in the “Available for Sale” category included $6.2 million in unrealized losses. Accordingly, total securities and total stockholders’ equity were decreased by $6.2 million and $3.9 million (net of taxes), respectively, at March 31, 2000 to reflect the adjustment of the securities portfolio to market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        For the quarter ended March 31, 2000, the Company reported net income of $937,000 as compared to $1,108,000 for the same period in 1999. Basic and diluted earnings per share was $0.22 in 2000 as compared to $0.26 in 1999. The decrease in net income was primarily due to an increase in non-interest expenses related to the Company’s expansion and growth. The increase in net interest margin from 3.58% for the quarter ended March 31, 1999 to 3.67% for the quarter ended March 31, 2000 was offset by an increase in operating expenses and provision for loan losses.

        Total assets at March 31, 2000, increased $3.9 million over year end 1999 to $416.6 million. An increase of $12.9 million in securities and a decrease of $3.8 million in loans are attributed to this change.

        The return on average assets for the quarter ended March 31, 2000 was .91% as compared to year end 1999 of 1.07%; the return on average equity in 2000 was 12.11% as compared to 12.57% for 1999.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income is income produced by interest earning assets reduced by the interest expense associated with the funding of those assets. Changes in the mix of these interest-earning assets and interest-bearing liabilities and their yields and rates contribute to the levels of net interest income realized and have an impact on earnings.

        During the quarter ended March 31, 2000, net interest income increased 14.7% over the comparable period in 1999. The increase in 2000 is attributable to an increase in the Company’s average interest-earning assets of 11.8%, primarily in the securities portfolios. Interest-bearing liabilities increased 15.2% for the same periods primarily from increases in time deposits and transaction accounts.

        The Company’s net interest margin was 3.67% for the quarter ended March 31, 2000 compared to 3.58% for the same period in 1999. The increase in net interest margin resulted from an increase in yield on interest-earning assets of .17% and a decline in the cost of interest-bearing liabilities of .07%.

The net interest margin may be negatively impacted by the interest rate environment and changes in the earning asset mix and deposit fund mix.

Allowance and Provision for Loan Losses

        The allowance for loan losses is regularly evaluated by management and approved by the Board of Directors and is maintained at a level believed to be adequate to absorb future loan losses in the Company’s portfolio. The provision for loan losses is determined in part using an internal watch list developed by a review of essentially all loans by management.

        The Company’s allowance for loan losses increased $180,000 to $4.5 million at March 31, 2000 compared to December 31, 1999. The Company’s allowance for loan losses to total loans increased from 1.81% at December 31, 1999 to 1.92% for the quarter ended March 31, 2000.

Non-Interest Income

        For the quarter ended March 31, 2000, non-interest income was $785,000 compared to $738,000 for the same period in 1999, an increase of 6.4%. This increase was primarily due to the increases in service charges on deposit accounts.

Non-Interest Expense

        For the quarter ended March 31, 2000, non-interest expense was $2.6 million compared to $2.1 million for the same period in 1999, a 24.2% increase. Non-interest expense levels are often measured using an efficiency ratio. The efficiency ratio measures the level of expense required to generate one dollar of revenue. At March 31, 2000, the Company’s efficiency ratio was 61.2% as compared to 55.7% at March 31, 1999.

        Salaries and benefits comprise the largest portion of non-interest expense and increased 29.1% when compared to the same period in 1999. Additional staffing has been added as a result of the Company’s new banking branches.

FINANCIAL CONDITION

Liquidity

        The Company maintains sufficient liquidity to fund loan demand, deposit withdrawals and debt repayments. Liquidity is managed by retaining sufficient liquid assets in the form of cash and cash equivalents and core deposits to meet such demand. Funding and cash flows can also be realized from the investment securities portfolio and pay downs from the loan portfolio. The Bank also provides access to the retail deposit market. In addition, the Company has funds available through federal funds lines and from additional FHLB borrowings to address liquidity needs.

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

Capital

        The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company’s tier 1 capital and total risk-based capital ratios at March 31, 2000 were 14.63% and 15.89%, respectively. This compares to a tier 1 capital ratio of 14.38% and total risk-based capital ratio of 15.57% at December 31, 1999. The Company’s leverage ratio was 8.90% at March 31, 2000 compared to 9.23% at December 31, 1999.

Asset/Liability Management and Market Risk

        Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.

        Management regularly monitors interest rate risk in relation to prospective market and business conditions. The Company’s Board of Directors sets policy guidelines establishing maximum limits on the Company’s interest rate risk exposure. Management monitors and adjusts exposure to interest rate fluctuations as influenced by the Company’s loan, investment and deposit portfolios.

        The Company uses an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income are then evaluated. The model projects the effect of instantaneous movements in interest rates of 200 basis points. Assumptions based on the historical behavior of the Company’s deposit rates and balances in relation to changes in interest rates are also incorporated into the model.

These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application of various management strategies.

        Interest rate risk management focuses on maintaining acceptable net interest income within policy limits approved by the Board of Directors. The Company’s Board of Directors monitors and manages interest rate risk to maintain an acceptable level of change to net interest income resulting from market interest rate changes. The Company’s interest rate risk policy, as approved by the Board of Directors, is stated in terms of change in net interest income given a 200 basis point immediate and sustained increase or decrease in market interest rates. The current limits approved by the Board of Directors are plus or minus 10% of net interest income for a 200 basis point movement.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Southern financial Services, Inc. (“SFSI”) is a defendant in a case filed on June 11, 1998, in the Circuit Court of Forrest County, Mississippi. The complaint alleges that the plaintiff was not given any choice with respect to the purchase of credit life and credit disability insurance and that SFSI improperly forced placed property insurance on the collateral for the plaintiff’s loan with SFSI. The plaintiff asks for actual damages of $50,000 and punitive damages of $500,000. This case is ready for trial. SFSI is also a defendant in another case filed on March 23, 1999, in the Circuit Court of Jefferson Davis County, Mississippi. The allegations contained in the complaint in this suit are substantially similar to those in the case filed in Forrest County. The plaintiff asks for actual damages of $100,000 and punitive damages of $1,000,000. This case is in the discovery stage. While the ultimate outcome of these lawsuits cannot be predicted with certainty, management believes the cases are without merit, denies all liability and believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or operations.

        In addition, in the ordinary course of operation, the Company’s subsidiaries are parties to various legal proceedings. In the opinion of management, there is no proceeding pending, or to the knowledge of management threatened, in which an adverse decision would have a material adverse effect on the Company’s financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  A.  Annual Meeting held April 26, 2000.

  B.  Directors elected at the Annual Meeting:

                                                                       Votes Cast
                                                              Affirmed          Withheld

                              1.  Robert W. Roseberry         4,021,198         6,900
                              2.  Jane P. Roberts             4,020,078         8,020
                              3.  Kenneth M. Lott             4,021,128         6,970
                              4.  O. B. Black, Jr.            4,021,398         6,700
                              5.  William H. Jordan           4,021,128         6,970
                              6.  James R. Pylant             4,020,828         7,270
                              7.  Monty C. Roseberry          4,021,398         6,700

      C.          Approval of Ernst & Young LLP as the independent public accountants of the Company.  Approval was made with a favorable vote of 93.26%.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Exhibit (27) Selected financial data.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          BY: /s/ Robert W. Rosseberry
                                                                              ------------------------------------
                                                                              ROBERT W. ROSEBERRY
                                                                              CHAIRMAN AND
                                                                              CHIEF EXECUTIVE OFFICER
                                                                              (PRINCIPAL EXECUTIVE OFFICER)

DATE:  MAY 15, 2000

                                                                         BY:  /s/ DONNA T. RUTLAND
                                                                             ---------------------------
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

DATE:  MAY 15, 2000