Form 10-Q
period 2000-06-30
LAMAR CAPITAL CORP
filed 2000-08-14
CIK 1067489

LAMAR CAPITAL CORPORATION

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000       Commission file number: 000-25145

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

                                                Yes   X     No _____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                                       Outstanding as of August 9, 2000
Common stock ($.50 par value)                                  4,315,707 shares

LAMAR CAPITAL CORPORATION

FORM 10-Q

INDEX

                                                                                  PAGE

PART I.    FINANCIAL INFORMATION

     ITEM 1.   Financial Statements and Supplementary Data

                        Consolidated Balance Sheets -
                      June 30, 2000 (Unaudited) and December 31, 1999                4

                        Consolidated Statements of Income and Comprehensive
                      Income (Unaudited) -
                        Three Months Ended June 30, 2000 and 1999 and
                      Six Months Ended June 30, 2000 and 1999                        6

                      Consolidated Statements of Changes in Stockholders' Equity
                        Six Months Ended June 30, 2000 (Unaudited) and year
                        ended December 31,1999                                       7

                      Consolidated Statements of Cash Flows (Unaudited) -
                        Six Months Ended June 30, 2000 and 1999                      8

                      Notes to Consolidated Financial Statements (Unaudited)         9

     ITEM 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                     9

     ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk           14

PART II.   OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                                    16

     ITEM 6.   Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                          18

PART I. FINANCIAL INFORMATION

        In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 2 “Management’s Discussion and Analysis.” All phases of the Company’s operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projects in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company’s other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1. FINANCIAL STATEMENTS
                                     LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       JUNE 30,                 DECEMBER 31,
                                                                         2000                      1999
                                                                     -----------              --------------
                                                                      (UNAUDITED)
ASSETS

Cash and due from banks                                                 $ 15,223                   $14,195
Federal funds sold                                                         1,690                    17,680
                                                                      ----------                ----------
Cash and cash equivalents                                                 16,913                    31,875
Securities available for sale (amortized cost -
  $99,118 in 2000 and $98,438 in 1999)                                    93,267                    91,848
Securities held to maturity (fair value -
  $40,705 in 2000 and $32,861 in 1999)                                    42,334                    34,211
Loans:
     Real Estate:
           Residential                                                    72,862                    73,121
           Construction                                                    7,322                    10,743
           Commercial                                                     34,683                    34,559
     Consumer                                                             62,603                    69,542
     Commercial                                                           56,927                    49,554
                                                                      ----------                ----------
                                                                         234,397                   237,519
Unearned income                                                          (1,631)                   (2,116)
Allowance for loan losses                                                (4,542)                   (4,270)
                                                                      ----------                ----------
Net loans                                                                228,224                   231,133
Accrued interest receivable                                                3,896                     3,901
Premises and equipment                                                    11,384                    10,450
Federal Home Loan Bank stock                                               3,768                     3,596
Other assets                                                               6,327                     5,736
                                                                      ----------                ----------
     Total assets                                                     $ 406,113                  $ 412,750
                                                                      ==========                ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing                                                 $   30,943                  $  33,637
Interest bearing:
  Demand                                                                  83,774                    84,875
  Savings                                                                 10,491                     9,448
  Time deposits less than $100,000                                       121,308                   126,123
  Time deposits more than $100,000                                        53,828                    54,381
                                                                      ----------                ----------
     Total deposits                                                      300,344                   308,464
Interest payable                                                             723                       947
Other liabilities                                                          1,142                     1,437
Other borrowed funds                                                      70,000                    70,000
                                                                      ----------                ----------
     Total liabilities                                                   372,209                   380,848

STOCKHOLDERS' EQUITY

Common stock, $ .50 par value, 50,000,000                                  2,158                     2,158
  shares authorized, 4,315,707 shares
  issued and outstanding
Paid-in capital                                                           17,513                    17,513
Retained earnings                                                         17,902                    16,364
Accumulated other comprehensive income                                   (3,669)                   (4,133)
                                                                      ----------                ----------
     Total stockholders' equity                                           33,904                    31,902
                                                                      ----------                ----------
     Total liabilities and stockholders'
       equity                                                         $  406,113                 $ 412,750
                                                                      ==========                ==========

See accompanying notes.

                                     LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                           2000       1999        2000        1999
                                           ----       ----        ----        ----
Interest income:
Loans, including fees                   $  5,635   $  5,380      11,323     10,496
Federal funds sold                            73         86         225        196
Interest on securities:
Taxable                                    1,866      1,544       3,576      2,888
Non-taxable                                  428        442         860        866
                                        --------   --------    --------   --------
                                           2,294      1,986       4,436      3,754
                                        --------   --------    --------   --------
     Total interest income                 8,002      7,452      15,984     14,446
Interest expense:
Deposits                                   3,584      3,424       7,177      6,791
Other borrowed funds                         887        688       1,774      1,262
                                        --------   --------    --------   --------
Total interest expense                     4,471      4,112       8,951      8,053
                                        --------   --------    --------   --------
Net interest income                        3,531      3,340       7,033      6,393
Provision for loan losses                    276        217         667        389
Net interest income after               --------   --------    --------   --------
  provision for loan losses                3,255      3,123       6,366      6,004
Other income:
Service charges on deposit
  accounts                                   582        549       1,121        956
Gain on sale of securities
  available for sale                        --            4        --            6
Other fees and operating income              384        394         630        723
                                        --------   --------    --------   --------
     Total other income                      966        947       1,751      1,685

Other expense:
Salaries and employee benefits             1,477      1,515       2,934      2,644
Occupancy expense                            221        170         447        346
Furniture and equipment expense              298        276         566        530
Other operating expense                      821        689       1,493      1,242
                                        --------   --------    --------   --------
     Total other expense                   2,817      2,650       5,440      4,762
                                        --------   --------    --------   --------
Income before income taxes                 1,404      1,420       2,677      2,927
Income tax expense                           371        376         707        775
                                        --------   --------    --------   --------
Net income                                 1,033      1,044       1,970      2,152

Other comprehensive income (loss),
  net of income taxes:
Change in unrealized gain (loss)
  on securities available for sale           196     (1,659)        464     (2,287)
Reclassification of realized amount         --           (3)       --           (4)
                                        --------   --------    --------   --------
Net unrealized gain (loss)
  recognized in comprehensive
  income                                     196     (1,662)        464     (2,291)
                                        --------   --------    --------   --------
     Comprehensive income (loss)        $  1,229   $   (618)   $  2,434   $   (139)
                                        ========   ========    ========   ========
Earnings per share - basic and
  dilutive                              $    .24   $    .24    $    .46   $    .50
                                        ========   ========    ========   ========
Weighted average shares outstanding -
  basic and dilutive                       4,316      4,316       4,316      4,304
                                        ========   ========    ========   ========

See accompanying notes

                                            LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                            ACCUMULATED
                                                                              OTHER          TOTAL
                                          COMMON STOCK           PAID-IN     RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                      SHARES         AMOUNT      CAPITAL     EARNINGS      INCOME         EQUITY
                                      ------         ------      -------     --------      ------         ------

December 31, 1998                   4,130,707    $    2,065    $   15,885   $   12,970   $      411    $   31,331

Net income for 1999                                                              4,171                      4,171

Dividend ($.18 per share)                                                         (777)                      (777)

Sale of common stock                  185,000            93         1,628                                   1,721

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                                         (4,544)       (4,544)

Balance at                         ----------    ----------    ----------   ----------   -----------   ----------
December 31, 1999                   4,315,707         2,158        17,513       16,364       (4,133)       31,902

Net income for six
  months ended
  June 30, 2000                                                                  1,970                      1,970

Dividend ($.10 per share)                                                         (432)                      (432)

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                                            464           464

Balance at                         ----------    ----------    ----------   ----------   -----------   ----------
  June 30, 2000                     4,315,707    $    2,158    $   17,513   $   17,092   $   (3,669)   $   33,904
                                   ==========    ==========    ==========   ==========   ==========    ==========

See accompanying notes.

                                     LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                            ------------------
                                                                          2000                    1999
                                                                         ------                 -------
Operating activities
     Net income                                                       $   1,970             $    2,152
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                         667                    389
          Provision for loan losses on other real estate                      1                      5
          Depreciation and amortization expense                             446                    438
          Amortization of securities premiums                                83                    115
          Accretion of securities discounts                                (211)                   (25)
          Gain on sale of securities available for sale                      --                     (6)
          Loss of sales of other real estate                                 17                      1
          (Increase) decrease in interest receivable                          5                   (483)
          Increase (decrease) in interest payable                          (224)                   229
          (Increase) decrease in other assets                                75                   (308)
          Increase (decrease) in other liabilities                         (295)                   180
                                                                       --------                -------
Net cash provided by operating activities                                 2,534                  2,687
Investing activities
     Securities held to maturity:
          Proceeds from calls, maturities, and
            principal  reductions                                         5,030                    580
          Purchase of securities                                        (12,962)                (2,140)
     Securities available for sale:
          Proceeds from calls, maturities,
            and principal reductions                                     10,980                  2,622
          Proceeds from sales of securities                               1,500                 10,498
          Purchases of securities                                       (13,498)               (56,896)
     Purchase of Federal Home Loan Bank stock                              (172)                (2,398)
     Net increase (decrease) in loans                                     1,291                (24,072)
     Proceeds from sales of other real estate                               267                    267
     Purchases of premises and equipment                                 (1,380)                  (616)
                                                                    -----------            -----------
Net cash used in investing activities                                    (8,944)               (72,155)
Financing activities
     Net increase (decrease) in deposits                                 (8,120)                16,184
     Borrowings from banks                                                    -                 50,000
     Payments on notes payable to banks                                       -                 (5,000)
     Proceeds from sale of common stock                                       -                  1,721
     Dividends paid                                                        (432)                  (297)
                                                                    -----------            -----------
Net cash provided by (used in) financing activities                      (8,552)                62,608
                                                                    -----------            -----------
     Net decrease in cash and cash equivalents                          (14,962)                (6,860)
     Cash and cash equivalents at beginning of period                    31,875                 26,438
                                                                    -----------            -----------
     Cash and cash equivalents at end of period                        $ 16,913                $19,578
                                                                     ----------            -----------

 See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated balance sheet at December 31, 1999 and consolidated statement of stockholders’ equity for the year ended December 31, 1999 have been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements include the accounts of Lamar Capital Corporation and subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Lamar Capital Corporation’s 1999 Annual Report to Shareholders.

SECURITIES PORTFOLIOS

        In accordance with FAS No. 115 “Accounting for Certain Investment in Debt and Equity Securities”, as of June 30, 2000 the securities in the “Available for Sale” category included $5,851,000 in unrealized losses. Accordingly, total securities and total stockholders’ equity were decreased by $5,851,000 and $3,669,000 (net of income taxes), respectively, at June 30, 2000 to reflect the adjustment of the securities portfolio to market.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OVERVIEW

        For the six month period ended June 30, 2000, the Company’s net income was $1,970,000 as compared to $2,152,000 for the same period in 1999. Basic and diluted earnings per share was $0.46 in 2000 as compared to $0.50 in 1999. The decrease in net income resulted primarily from an increase in the provision for loan losses and non-interest expenses offset by an increase in net interest income. The increase in net interest income was due to an increase in net interest margin from 3.65% for the six month period ended June 30, 1999 to 3.69% for the six month period ended June 30, 2000.

        Total assets decreased $6.6 million from December 31, 1999 to $406.1 million at June 30, 2000. There was a decrease of $15.0 million in cash and cash equivalents and a decrease in net loans of $2.9 million that was offset by a $9.5 million increase in investment securities.

        For quarter ended June 30, 2000, the Company’s net income was $1,033,000 as compared to $1,044,000 for the same quarter in 1999. Basic and diluted earnings per share was $0.24 in 2000 and 1999, as the increases in net interest income was offset by an increase in the loan loss provision and non-interest expenses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is income produced by interest earning assets reduced by the interest expense associated with the funding of those assets. Changes in the mix of these interest-earning assets and interest-bearing liabilities and their yields and rates contribute to the levels of net interest income realized and have an impact on earnings.

        During the six month period ended June 30, 2000, net interest income increased 10.0% over the comparable period in 1999. The increase in 2000 is attributable to an increase in the Company’s average interest-earning assets of 8.7%, primarily in the loan and investment securities portfolios. Interest-bearing liabilities increased 10.8% for the same periods primarily from increases in other borrowed funds, time deposits and transaction accounts.

        The Company’s net interest margin was 3.69% for the six month period ended June 30, 2000 compared to 3.65% for the same period in 1999. The increase in net interest margin resulted from an increase in yield on interest-earning assets of .14% offset by an increase in the cost of interest-bearing liabilities of .01%. The net interest margin may be affected by the interest rate environment and changes in the earning asset mix and deposit fund mix.

        During the quarter ended June 30, 2000, net interest income increased 5.7% over the comparable period in 1999. The increase in 2000 is attributable to an increase in the Company’s average interest-earning assets of 5.8%, primarily in the loan and investment securities portfolios. Interest-bearing liabilities increased 7.3% for the same periods primarily from increases in other borrowed funds, time deposits and transaction accounts.

        The Company’s net interest margin was 3.72% for the quarters ended June 30, 2000 and 1999. The net interest margin remained unchanged due to an increase in yield on interest-earning assets of .12% offset by a decline in the cost of interest-bearing liabilities of .06%.

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

        The Company’s allowance for loan losses increased $272,000 from December 31, 1999 to $4.5 million at June 30, 2000. The Company’s allowance for loan losses to total loans increased from 1.8% at December 31, 1999 to 2.0% at June 30, 2000.

NON-INTEREST INCOME

        For the six month period ended June 30, 2000, non-interest income was $1.8 million compared to $1.7 million for the same period in 1999. This increase was primarily due to increases in service charges on deposit accounts.

        For the quarter ended June 30, 2000, non-interest income was $966,000 compared to $947,000 for the same period in 1999. This increase was primarily due to the increases in service charges on deposit accounts.

NON-INTEREST EXPENSE

        For the six month period ended June 30, 2000, non-interest expense was $5.4 million compared to $4.8 million for the same period in 1999, a 14.2% increase. This increase is primarily attributable to the staffing and operations of two new banking branches. Non-interest expense levels are often measured using an efficiency ratio. The efficiency ratio measures the level of expense required to generate one dollar of revenue. At June 30, 2000, the Company’s efficiency ratio was 61.93% as compared to 58.95% at June 30, 1999.

        For the quarter ended June 30, 2000, non-interest expense was $2.8 million compared to $2.7 million for the same quarter in 1999, a 6.3% increase. The increase in non-interest expenses for quarter ended June 30, 2000 compared to quarter ended June 30, 1999 is primarily attributable to the staffing and operations of two new banking branches. For the quarter ended June 30, 2000, the Company’s efficiency ratio was 62.64% as compared to 61.83% for the same quarter in 1999.

         The 6.3% increase in non-interest expenses for quarter ended June 30, 2000 compared to quarter ended June 30, 1999 is primarily attributable to the staffing and operations of two new banking branches.

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

        The Company’s objectives include preserving an adequate liquidity position. Asset/liability management is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve an acceptable net interest margin. The Company continues to experience strong loan demand and management continues to monitor interest rate and liquidity risks while implementing appropriate funding and balance sheet strategies.

CAPITAL

        The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company’s tier 1 capital and total risk-based capital ratios at June 30, 2000 were 14.88% and 16.14%, respectively. This compares to a tier 1 capital ratio of 14.65% and total risk-based capital ratio of 15.90% at December 31, 1999. The Company’s leverage ratio was 8.93% at June 30, 2000 compared to 9.55% at December 31, 1999.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        No changes from legal proceedings reported in Form 10-K from December 31, 1999.

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

DATE: AUGUST 14, 2000

                                        BY: /s/
                                           ------------------------------------
                                           DONNA T. RUTLAND
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER)

DATE: AUGUST 14, 2000