Form 10-Q
period 2000-09-30
LAMAR CAPITAL CORP
filed 2000-11-14
CIK 1067489

LAMAR CAPITAL CORPORATION

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000       Commission file number: 000-25145

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

                  Class                                       Outstanding as of November 10, 2000
Common stock ($.50 par value)                                         4,307,207 shares

LAMAR CAPITAL CORPORATION

FORM 10-Q

INDEX

                                                                                                                    PAGE

PART I.    FINANCIAL INFORMATION

     ITEM 1.   Financial Statements and Supplementary Data

                         Consolidated Balance Sheets -
                         September 30, 2000 (Unaudited) and December 31, 1999                                         4

                         Consolidated Statements of Income and Comprehensive
                         Income (Unaudited) -
                         Three Months Ended September 30, 2000 and 1999 and
                         Nine Months Ended September 30, 2000 and 1999                                                6

                         Consolidated Statements of Changes in Stockholders' Equity
                         Nine Months Ended September 30, 2000 (Unaudited) and year
                         ended December 31,1999                                                                       7

                         Consolidated Statements of Cash Flows (Unaudited) -
                         Nine Months Ended September 30, 2000 and 1999                                                8

                         Notes to Consolidated Financial Statements (Unaudited)                                       9

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                                          9

     ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk                                            14

PART II.   OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                                                                     16

     ITEM 6.   Exhibits and Reports on Form 8-K                                                                      17

SIGNATURES                                                                                                           18

PART I. FINANCIAL INFORMATION

        In addition to historical information, this report contains statements which constitute forward-looking statementsand information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to,statements found in Item 2 "Management's Discussion and Analysis." All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projects in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1. FINANCIAL STATEMENTS

                                                    LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                                            CONSOLIDATED BALANCE SHEETS
                                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          SEPTEMBER 30,             DECEMBER 31,
                                                                             2000                       1999
                                                                          -----------              --------------
                                                                                       (UNAUDITED)
ASSETS

Cash and due from banks                                                     $ 13,999                    $14,195
Federal funds sold                                                             6,890                     17,680
                                                                          ----------                 ----------
Cash and cash equivalents                                                     20,889                     31,875
Securities available for sale (amortized cost -
  $100,250 in 2000 and $98,438 in 1999)                                       95,445                     91,848
Securities held to maturity (fair value -
  $43,926 in 2000 and $32,861 in 1999)                                        44,572                     34,211
Loans:
     Real Estate:
           Residential                                                        73,046                     73,121
           Construction                                                        6,619                     10,743
           Commercial                                                         36,334                     34,559
     Consumer                                                                 59,564                     69,542
     Commercial                                                               52,740                     49,554
                                                                          ----------                 ----------
                                                                             228,303                    237,519
Unearned income                                                              (1,448)                    (2,116)
Allowance for loan losses                                                    (4,458)                    (4,270)
                                                                          ----------                 ----------
Net loans                                                                    222,397                    231,133
Accrued interest receivable                                                    3,488                      3,901
Premises and equipment                                                        11,303                     10,450
Federal Home Loan Bank stock                                                   3,830                      3,596
Other assets                                                                   5,393                      5,736
                                                                          ----------                 ----------
     Total assets                                                          $ 407,317                  $ 412,750
                                                                          ==========                 ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing                                                      $   32,339                  $  33,637
Interest bearing:
  Demand                                                                      81,892                     84,875
  Savings                                                                     10,003                      9,448
  Time deposits less than $100,000                                           126,923                    126,123
  Time deposits more than $100,000                                            48,945                     54,381
                                                                          ----------                 ----------
     Total deposits                                                          300,102                    308,464
Interest payable                                                               1,155                        947
Other liabilities                                                                866                      1,437
Other borrowed funds                                                          70,000                     70,000
                                                                          ----------                 ----------
     Total liabilities                                                       372,123                    380,848

STOCKHOLDERS' EQUITY

Common stock, $ .50 par value, 50,000,000                                      2,158                      2,158
  shares authorized, 4,314,707 shares
  issued and outstanding at September 30, 2000
  and 4,315,707 shares issued and outstanding
  at December 31, 1999
Treasury stock, 1,000 shares and none at September                                (8)                        --
  30, 2000 and December 31, 2000, respectively
Paid-in capital                                                               17,513                     17,513
Retained earnings                                                             18,543                     16,364
Accumulated other comprehensive loss                                          (3,012)                    (4,133)
                                                                           ----------                 ----------
     Total stockholders' equity                                               35,194                     31,902
                                                                           ----------                 ----------
     Total liabilities and stockholders'
       equity                                                             $  407,317                  $ 412,750
                                                                           ==========                 ==========

See accompanying notes.

                                       LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                      (UNAUDITED)

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                           2000       1999       2000        1999
                                           ----       ----       ----        ----
Interest income:
Loans, including fees                   $  5,684   $  5,622    $ 17,007   $ 16,118
Federal funds sold                           106        118         331        314
Interest on securities:
Taxable                                    1,778      1,590       5,354      4,478
Non-taxable                                  422        443       1,282      1,309
                                        --------   --------    --------   --------
                                           2,200      2,033       6,636      5,787
                                        --------   --------    --------   --------
     Total interest income                 7,990      7,773      23,974     22,219
Interest expense:
Deposits                                   3,751      3,503      10,928     10,294
Other borrowed funds                         894        825       2,668      2,087
                                        --------   --------    --------   --------
Total interest expense                     4,645      4,328      13,596     12,381
                                        --------   --------    --------   --------
Net interest income                        3,345      3,445      10,378      9,838
Provision for loan losses                    431        415       1,098        804
Net interest income after               --------    -------    --------   --------
  provision for loan losses                2,914      3,030       9,280      9,034

Other income:
Service charges on deposit
  accounts                                   593        577       1,714      1,533
Gain on sale of securities
  available for sale                          --         --          --          6
Other fees and operating income              423        364       1,053      1,087
                                        --------   --------    --------   --------
     Total other income                    1,016        941       2,767      2,626

Other expense:
Salaries and employee benefits             1,516      1,446       4,450      4,090
Occupancy expense                            216        188         663        534
Furniture and equipment expense              314        306         880        836
Other operating expense                      783        692       2,276      1,934
                                        --------   --------    --------   --------
     Total other expense                   2,829      2,632       8,269      7,394
                                        --------   --------    --------   --------
Income before income taxes                 1,101      1,339       3,778      4,266
Income tax expense                           244        355         951      1,130
                                        --------   --------    --------   --------
Net income                                   857        984       2,827      3,136

Other comprehensive income (loss),
  net of income taxes:
Change in unrealized gain (loss)
  on securities available for sale           657       (677)      1,121     (2,964)
Reclassification of realized amount           --         --          --         (4)
                                        --------    --------   --------    --------
Net unrealized gain (loss)
  recognized in comprehensive
  income                                     657       (677)      1,121     (2,968)
                                        --------    --------   --------    --------
     Comprehensive income               $  1,514   $    307    $  3,948   $    168
                                        ========    ========   ========    ========
Earnings per share - basic and
  dilutive                              $    .20   $    .23    $    .66   $    .73
                                        ========   ========    ========    ========
Weighted average shares outstanding -
  basic and dilutive                       4,315      4,316       4,316      4,308
                                        ========   ========    ========    ========
See accompanying notes

                                            LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                             ACCUMULATED
                                                                               OTHER                                    TOTAL
                              COMMON STOCK       PAID-IN      RETAINED     COMPREHENSIVE     TREASURY STOCK          STOCKHOLDERS'
                             SHARES   AMOUNT     CAPITAL      EARNINGS     INCOME (LOSS)     SHARES   AMOUNT            EQUITY
                            ----------------     -------      --------     -------------   --------------------      -------------
Balance at
  December 31, 1998         4,130,707  $2,065    $15,885      $12,970          $411            --     $  --             $31,331

Net income for 1999                                             4,171                                                     4,171

Dividend ($.18 per share)                                        (777)                                                     (777)

Sale of common stock          185,000      93      1,628                                                                  1,721

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                         (4,544)                                     (4,544)
                             ---------   -----    ------       ------        -------         -------     ------          -------
Balance at
  December 31, 1999          4,315,707   2,158    17,513       16,364        (4,133)            --         --            31,902

Net income for
 nine months ended
 September 30, 2000                                             2,827                                                     2,827

Dividend ($.15 per share)                                        (648)                                                     (648)

Purchases of treasury stock     (1,000)                                                        1,000        (8)              (8)

Change in unrealized
  gain (loss), net
  of income taxes,
  on securities
  available for sale                                                          1,121                                       1,121

Balance at
 September 30, 2000          ---------  -------  -------      -------       --------           -----      -----        ---------
(Unaudited)                  4,314,707  $2,158   $17,513      $18,543       $(3,012)           1,000       $(8)        $ 35,194
                             =========  =======  =======      =======       ========           =====      =====        =========

See accompanying notes.

                                       LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    ------------------
                                                                              2000                      1999
                                                                             ------                    -------
Operating activities
     Net income                                                           $   2,827                 $    3,136
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                           1,098                        804
          Provision for losses on other real estate                              32                         16
          Depreciation and amortization expense                                 722                        690
          Amortization of securities premiums                                   117                        160
          Accretion of securities discounts                                    (301)                       (36)
          Gain on sale of securities available for sale                           -                         (6)
          Loss of sales of other real estate                                     14                          6
          (Increase) decrease in interest receivable                            413                       (446)
          Increase in interest payable                                          208                        217
          (Increase) decrease in other assets                                   (89)                       (182)
          Increase (decrease) in other liabilities                             (571)                       314
                                                                            --------                    -------
Net cash provided by operating activities                                     4,470                      4,673
Investing activities
     Securities held to maturity:
          Proceeds from calls, maturities, and
            principal  reductions                                             5,083                      1,300
          Purchase of securities                                            (16,062)                    (2,465)
     Securities available for sale:
          Proceeds from calls, maturities,
            and principal reductions                                         13,338                      3,325
          Proceeds from sales of securities                                   1,500                     10,498
          Purchases of securities                                           (15,848)                   (56,896)
     Purchase of Federal Home Loan Bank stock                                  (234)                    (2,712)
     Net (increase) decrease in loans                                         6,620                    (31,915)
     Proceeds from sales of other real estate                                   740                        312
     Purchases of premises and equipment                                     (1,575)                    (1,614)
                                                                         -----------                -----------
Net cash used in investing activities                                        (6,438)                   (80,167)
Financing activities
     Net increase (decrease) in deposits                                     (8,362)                    19,405
     Borrowings from banks                                                        -                     70,000
     Payments on notes payable to banks                                           -                    (15,000)
     Purchases of treasury stock                                                 (8)                         -
     Proceeds from sale of common stock                                           -                      1,721
     Dividends paid                                                            (648)                      (469)
                                                                         -----------                -----------
Net cash provided by (used in) financing activities                          (9,018)                    75,657
                                                                         -----------                -----------
     Net increase (decrease) in cash and
       cash equivalents                                                     (10,986)                       163
     Cash and cash equivalents at beginning of period                        31,875                     26,438
                                                                        -----------                -----------
     Cash and cash equivalents at end of period                            $ 20,889                    $26,601
                                                                        -----------                -----------

 See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated balance sheet at December 31, 1999 and consolidated statement of stockholders' equity for the year ended December 31, 1999 have been derived from the audited financial statements at that date. The accompanying unaudited consolidated financial statements include the accounts of Lamar Capital Corporation and subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Lamar Capital Corporation's 1999 Annual Report to Shareholders.

SECURITIES PORTFOLIOS

        In accordance with FAS No. 115 "Accounting for Certain Investment in Debt and Equity Securities", as of September 30, 2000 the securities in the "Available for Sale" category included $4.8 million in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $4.8 million and $3.0 million (net of taxes), respectively, at September 30, 2000 to reflect the adjustment of the securities portfolio to market.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OVERVIEW

        For the nine month period ended September 30, 2000, the Company's net income was $2,827,000 compared to $3,136,000 for the same period in 1999. Basic and diluted earnings per share was $0.66 in 2000 as compared to $.73 in 1999. The decrease in net income resulted primarily from an increase in the provision for loan losses and non-interest expenses offset by a slight increase in net interest income.

        Total assets decreased $5.4 million from December 31, 1999 to $407.3 million at September 30, 2000. There was a decrease of $11.0 million in cash and cash equivalents and a decrease in net loans of $8.7 million that was offset by a $4.2 million increase in investment securities.

         For quarter ended September 30, 2000, the Company's net income was $857,000 as compared to $984,000 for the same quarter in 1999. Basic and diluted earnings per share was $.020 in 2000 as compared to $0.23 for the same quarter in 1999. This decrease is primarily due to increases in non-interest expenses and a decline in net interest income.

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is income produced by interest earning assets reduced by the interest expense associated with the funding of those assets. Changes in the mix of these interest-earning assets and interest-bearing liabilities and their yields and rates contribute to the levels of net interest income realized and have an impact on earnings.

        During the nine month period ended September 30, 2000, net interest income increased 2.7% over the comparable period in 1999. The increase in 2000 is attributable to an increase in the Company's average interest-earning assets of 6.1%, primarily in the loan and investment securities portfolios. Interest-bearing liabilities increased 7.3% for the same periods primarily from increases in other borrowed funds and time deposits.

        The Company's net interest margin was 3.65% for the nine month period ended September 30, 2000 compared to 3.67% for the same period in 1999. The decrease in net interest margin resulted from slightly larger increases in the Company's average interest-bearing liabilities over its interest-earning assets. An increase in yield on interest-earning assets of .14% was offset by an increase in the cost of interest-bearing liabilities of .12%. The net interest margin may be affected by the interest rate environment and changes in the earning asset mix and deposit fund mix.

        During the quarter ended September 30, 2000, net interest income decreased 3.8% over the comparable period in 1999. The decrease in 2000 is attributable primarily to an increase in the Company's cost of average interest-bearing liabilities. The Company's average interest-earning assets increased by 1.3%, primarily in the investment securities portfolios. Interest-bearing liabilities increased 1.3% for the same periods, primarily from increases in other borrowed funds and time deposits.

        The Company's net interest margin was 3.56% for the quarter ended September 30, 2000 compared to 3.71% for the same period in 1999. The decrease in net interest margin resulted from an increase in the cost of interest-bearing liabilities of . 32% partially offset by an increase in yield on interest-earning assets of .12%.

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

        The Company's allowance for loan losses increased $188,000 to $4.5 million at September 30, 2000 from $4.3 million at December 31, 1999. The Company's allowance for loan losses to total loans increased from 1.8% at December 31, 1999 to 2.0% at September 30, 2000.

NON-INTEREST INCOME

         For the nine month period ended September 30, 2000, non-interest income was $2.8 million compared to $2.6 million for the same period in 1999, an increase of 5.4%. This increase was primarily due to increases in service charges on deposit accounts.

        For the quarter ended September 30, 2000, non-interest income was $1.0 million compared to $941,000 for the same period in 1999, an increase of 8.0%. This increase was primarily due to the increases in service charges on deposit accounts.

NON-INTEREST EXPENSE

        For the nine month period ended September 30, 2000, non-interest expense was $8.3 million compared to $7.4 million for the same period in 1999, a 11.8% increase. This increase is primarily attributable to the staffing and operations of two new banking branches. Non-interest expense levels are often measured using an effeciency ratio. The effeciency ratio measures the level of expense required to generate one dollar of revenue. At September 30, 2000, the Company's efficiency ratio was 62.90% as compared to 59.32% at September 30, 1999.

        For the quarter ended September 30, 2000, non-interest expense was $2.8 million compared to $2.6 million for the same quarter in 1999, a 7.5% increase. The increase in non-interest expenses for the quarter ended September 30, 2000 compared to quarter ended September 30, 1999 is primarily attributable to the staffing and operations of two new banking branches. For the quarter ended September 30, 2000, the Company's efficiency ratio was 64.87% as compared to 60.00% for the same quarter in 1999.

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

CAPITAL

        The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at September 30, 2000 were 15.55% and 16.81%, respectively. This compares to a tier 1 capital ratio of 14.65% and total risk-based capital ratio of 15.90% at December 31, 1999. The Company's leverage ratio was 9.18% at September 30, 2000 compared to 9.55% at December 31, 1999.

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

DATE: NOVEMBER 13, 2000

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

DATE: NOVEMBER 13, 2000