Form 10-K
period 2000-12-31
LAMAR CAPITAL CORP
filed 2001-04-02
CIK 1067489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 7, 2001 was $32,600,000.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                                                                         Outstanding at March 7, 2001
            Common stock, $.50 par value                                                                  4,307,207 Shares

1

LAMAR CAPITAL CORPORATION
FORM 10-K
INDEX

                                                                                                                                                        PAGE

                                                PART I

ITEM 1        BUSINESS                                                            1

ITEM 2        PROPERTIES                                                          12

ITEM 3        LEGAL PROCEEDINGS                                                   13

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

                 PART II

ITEM 5        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED                14
              STOCKHOLDER MATTERS

ITEM 6        SELECTED FINANCIAL DATA                                             16

ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                               17

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS         29

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         30

                 PART III

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  55

ITEM 11       EXECUTIVE COMPENSATION                                              57

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                 59
              MANAGEMENT                                                                                                                                     54

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      60

                 PART IV

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K     60

 SIGNATURES                                                                       62

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

      Since the establishment of the Bank (then called Lamar County Bank) in 1904 in Purvis, Mississippi, the Bank has grown to nine banking facilities in three southeastern Mississippi counties. Most of this growth has occurred in the last decade as management responded to opportunities presented by the growth of the Lamar County and Hattiesburg, Mississippi market areas.

      In 1935, the Bank expanded outside of Purvis by acquiring the Sumrall Bank, located in the extreme north end of Lamar County. In 1980, the Bank moved into its current main office facilities. In response to the rapid growth of northeast Lamar County, the Bank built a branch on Highway 98 West in Hattiesburg in 1989, marking the Bank's initial entry into the Hattiesburg market area. In 1991, the Bank expanded for the first time into another county by purchasing the Prentiss branch of a failed savings and loan association from the Resolution Trust Corporation. In 1994, the Bank opened a second Hattiesburg branch in the newly constructed Turtle Creek Mall. This opening was followed by the Bank’s first entry into Forrest County, Mississippi with the opening of the Petal branch in 1996. In December of 1999, the Bank opened its third branch in Hattiesburg at 2007 Lincoln Road in the cloverleaf area. A modular branch is being utilized until plans for a permanent facility are finalized, with construction expected to begin in approximately two years. In March of 2000, the Bank opened its fourth branch in Hattiesburg, Mississippi on Hardy Street, a major thoroughfare, near the main campus of the University of Southern Mississippi.

      During the 1990's, the Company also expanded its financial products and its customer base. In 1992, the Bank established a consumer finance subsidiary, Southern Financial Services, Inc. ( "SFSI "), which makes consumer loans to persons who may not be eligible for financing from the Bank. SFSI, has offices in Purvis, Hattiesburg, Prentiss, Monticello, Poplarville and Gulfport, Mississippi. In 1997, the Company founded The Mortgage Shop, Inc. ( "MSI "), located in Hattiesburg, Mississippi. MSI originated B and C grade mortgage loans that were sold in the secondary market. During 2000, the Company made a decision to discontinue this operation. In 1998, the Bank further expanded the range of services offered by entering an arrangement with Robert Thomas Securities, Inc. to provide stock and other securities trading services for customers of the Bank and other investors. These services are provided in Hattiesburg and by appointment at other locations. In 2000, the Company founded Lamar Data Solutions, Inc. ("LDSI"), located in Purvis, Mississippi. LDSI provides data processing, disaster recovery, and other professional consulting services to community banks. With the addition of these services, the Company is executing its strategy of offering a broad range of banking and financial services with the personalized focus of a community banking organization.

      On February 21, 2001, the Company signed a definitive agreement and plan of merger with Hancock Holding Company. Under the terms of the agreement, each shareholder will have the right to elect to receive either (1) $11.00 in cash for each share of the Company's common stock, or (2) .55 shares of Hancock Series A Preferred Stock for each share of the Company's common stock. Under a formula set forth in the agreement, in the aggregate no more than 49% or less than 30% of the Company's common stock may be exchanged for cash. The Series A Preferred Stock will pay cumulative annual dividends of $1.60 per share and will be convertible into Hancock common stock at $45.00 per share. Subject to certain conditions, including the approval of the Company's shareholders and regulatory authorities, the merger is anticipated to be consummated in the late second or early third quarter of 2001.

Lines of Business

      Historically, the Company has extended credit and provided general banking services through its banking center network to individuals and small and medium-sized businesses. During the past several years the Company has sought new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company's efforts to enrich its asset mix, each of these lines of business is an outgrowth of the community banking and lending services that the Company has performed over the years. In keeping with the Company’s operating philosophy, each of these businesses has been carefully developed and is subject to various quality controls. The Company’s principal lines of business are:

Real Estate Lending. The Bank’s real estate loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. The Bank makes mortgage loans with a variety of terms, including fixed and floating rates. These loans are made consistent with the Bank’s appraisal policy and real estate lending policy which prescribe maximum loan-to-value ratios and maturities. Management expects that these loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market and to minimize the risk of loss that could result from a downturn in that market. Generally, the Bank retains real estate loans with maturities under ten years and sells mortgage loans with longer maturities
Consumer Lending. The Bank and SFSI offer consumer installment loans to business owners and other individuals for personal, family and household purposes. Consumer loan repayments depend upon a borrower’s financial stability and are more likely to be adversely affected by job loss, divorce, illness and other personal hardships. In addition, collateral such as automobiles and other personal property securing consumer loans depreciates rapidly and sometimes is an inadequate repayment source if a borrower defaults. In evaluating these loans, the Bank requires its lending officers to review the borrower’s level and stability of income, past credit history and the impact of these factors on the borrower’s ability to repay the loan in a timely manner. In addition, the Bank requires that its banking officers maintain an appropriate margin between the loan amount and collateral value.
Commercial Lending. The Bank’s commercial loan portfolio is dispersed among various business lines such as commercial construction, trucking, timber, utilities, auto and recreational vehicles, farm supplies and heavy equipment. Such loans are primarily for the financing of accounts receivable, property, plant, equipment and inventory. The Bank also offers Small Business Administration loans. Commercial lending entails greater risks than traditional, single family residential lending. Commercial loans typically involve larger loan balances concentrated in fewer borrowers. The analysis of commercial loans, which requires expertise in evaluating a commercial enterprise and its collateral, is generally more complex than the analysis required for single family residential lending. Like consumer loans, commercial loans are subject to adverse conditions in the economy, as well as the market for the specific goods and services sold by the commercial borrower. Loans secured by commercial real estate can also be affected by trends in the local real estate market. In making these loans, the Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors
Deposits and Other Borrowings. Deposits are a key component of the Company’s banking business, serving as a source of funding for lending as well as for increasing customer account relationships. The Company offers competitively priced deposit products, including checking, savings and time deposit accounts, seeking to increase core deposits and market share. Borrowings, principally from the Federal Home Loan Bank (“FHLB”), and lines of credit with other banks, provide other sources of liquidity.
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
Data Processing Services. LDSI provides data processing, disaster recovery, and other professional consulting services to community banks.

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

Employees

      As of December 31, 2000, the Bank had 144 employees of whom 130 were full-time and 14 part-time. SFSI has 19 employees of whom 18 were full-time and one part-time. In addition to a bonus program, the Bank currently maintains an employee benefit program providing, among other benefits, a self-insured medical plan, a profit sharing and 401(k) retirement plan, employee stock ownership plan and life and disability insurance. The Company also adopted a stock incentive plan under which it plans to grant stock options for selected employees. These employee benefits, as a whole, are considered by management to be generally competitive with employee benefits provided by other employers in Mississippi. None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage.

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

      Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2000, the Company's ratio of Tier 1 capital to total risk-weighted assets was 15.50% and its ratio of total capital to total risk-weighted assets was 16.76%. See Note 11 to the Consolidated Financial Statements.

      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2000, the Company's leverage ratio was 9.11%.

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

      The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2000, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 14.33% and its ratio of total capital to total risk-weighted assets was 15.59%.

      The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2000, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 8.44%.

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

      On September 30, 1996, a law was enacted that contained a comprehensive approach to recapitalizing the SAIF and to assure the payment of the Financing Corporation's ( "FICO ") bond obligations that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on the FICO bonds. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is 0.0502% of annual deposits and the SAIF rate is 0.0502% of annual deposits.

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

Quarterly Results of Operations (Unaudited)

                                                       Quarter

In thousands, except per share amounts      First    Second     Third    Fourth
                                            -----    ------     -----    ------
2000:
Interest income                           $ 7,982   $ 8,001   $ 7,990   $ 8,032
Interest expense                            4,480     4,470     4,645     4,757
                                          -------   -------   -------   -------
Net interest income                         3,502     3,531     3,345     3,275
Provision for loan losses                     391       276       431     1,734
Other income                                  785       966     1,016       961
Other expenses                              2,623     2,817     2,829     2,832
                                          -------   -------   -------   -------
Income (loss) before income taxes           1,273     1,404     1,101      (330)
Income tax expense (benefit)                  336       371       244      (349)
                                          -------   -------   -------   -------
Net income                                $   937   $ 1,033   $   857   $    19
                                          =======   =======   =======   =======
Net income per common share:
     Basic and diluted                    $  0.22   $  0.24   $  0.20   $  0.00
                                          =======   =======   =======   =======
1999:
Interest income                           $ 6,994   $ 7,453   $ 7,773   $ 7,938
Interest expense                            3,941     4,113     4,328     4,427
                                          -------   -------   -------   -------
Net interest income                         3,053     3,340     3,445     3,511

Provision for loan losses                   172        217        415        618
Other income                                736        943        941        901
Securities gains                              2          4         __         __
Other expenses                            2,112      2,650      2,632      2,394
                                          -------   -------   -------   -------
Income before income taxes                1,507      1,420      1,339      1,400
Income taxes                                399        376        355        365
                                          -------   -------   -------   -------
Net income                               $1,108     $1,044     $  984     $1,035
                                          =======   =======   =======   =======
Net income per common share:
     Basic and diluted                   $ 0.26     $ 0.24     $ 0.23     $ 0.24
                                          =======   =======   =======   =======

ITEM 2.                 PROPERTIES

            The Company's executive offices and principal support and operational functions are located at 401 Shelby
Speights Drive, Purvis, Mississippi 39475. All of the offices of the subsidiaries of the Company are located in
Mississippi.
                                                                                                    Deposits
                                                   Square        Owned (O)/     Loans as of         as of
Bank Offices                                       Footage       Leased (L)    December 31, 2000    December 31, 2000
                                                                               (in thousands)       (in thousands)
Purvis
 Main Office
 401 Shelby Speights Drive, Purvis                 19,600            O            $68,373            $80,872

#4 Highway 589, Purvis                             11,203            O             10,295             11,991

Sumrall
 1193 Highway 42 East, Sumrall                      5,000            O             23,531             42,013

Hattiesburg
 6052 Highway 98 West, Hattiesburg*                16,308            O             50,850             77,383

Turtle Creek Mall Branch Office
 1000 Turtle Creek Drive, Space 125,
Hattiesburg                                           667            L                 __              3,493

2007 Lincoln Rd, Hattiesburg                          900            L              7,607              6,473

3301 Hardy Street, Hattiesburg                      5,000            O              6,637              4,804

Petal
 535 Highway 42, Petal                             16,810            O             36,963             37,919

Prentiss
 965 South Columbia Avenue, Prentiss                       4,822                 O                       12,935                         41,483

*Includes Mortgage & Investment Center located
at 6042 Highway 98 West, Hattiesburg

                                                       Square              Owned (O)/                  Loans as of
Offices of SFSI                                       Footage                Leased (L)               December 31, 2000
                                                                                                      (in thousands)
Hattiesburg
 1715 Hardy St, Suite 10, Hattiesburg                      1,500                 L                   $    1,135

Prentiss
 1705 Columbia Avenue, Prentiss                            1,440                 O                          451

Purvis
 70 Shelby Speights Drive, Purvis                          2,160                 O                        1,318

Monticello
863 Highway 84 West, Monticello                            1,100                 O                          718

Poplarville
 1235 South Main Street, Poplarville                       1,500                 O                          830

Gulfport
 1010 Pass Road, Gulfport                                  1,100                 L                          763

      The agreements for the leased facilities have unexpired terms ranging from August 2002 to July 2003, including renewal options. In June of 1998, the Bank aquired property in Hattiesburg, Mississippi on Hardy Street, a major thoroughfare, near the main campus of the University of Southern Mississippi. This property was used to open a new branch in March 2000. The Bank also aquired property on Lincoln Road in Hattiesburg, near the Cloverleaf area in August of 1999. A modular branch is currently in operation with plans for a permanent facility to begin construction in approximately 2 years.

ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of operations, the Company's subsidiaries are parties to various legal proceedings. In the opinion of management, based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, in which an adverse decision would have a material adverse effect on the Company's consolidated financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to the Company's shareholders during the fourth quarter of 2000.

                                                                          PART II

            ITEM 5.                 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS
Price Range of Common Stock

      The Company's common stock is traded on The Nasdaq National Market under the symbol "LCCO." The following table presents the high and low sales prices of the Company's common stock for the periods indicated during 2000, as reported by The Nasdaq National Market. The Company completed its initial public offering in the fourth quarter of 1998 at a price of $10.00 per share.

                         Sales Price Per Share

                                High                   Low
2000                            ----                   ---
First Quarter              $  11.125               $  8.00
Second Quarter                 10.25                 7.875
Third Quarter                  8.563                 7.188
Fourth Quarter                  8.25                 6.391

1999
First Quarter                  10.25                  8.25
Second Quarter                10.125                  9.00
Third Quarter                  12.75                  9.50
Fourth Quarter                 11.75                 10.25
Dividends

      The Company's dividend policy is for holders of Common Stock to be entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefore. During 2000, 1999 and 1998, the Company declared and paid cash dividends per share on its Common Stock as follows:

       For Three Month Period Ended(1)       Date Paid        Dividends Per Share
       -------------------------------       ---------        -------------------

       December 31, 2000                  January 12, 2001          $.0500
       September 30, 2000                 October 13, 2000          $.0500
       June 30, 2000                      July 14, 2000             $.0500

       March 31, 2000                       April 14, 2000           $.0500
       December 31, 1999                    January 14, 2000         $.0500
       September 30, 1999                   October 15, 1999         $.0500
       June 30, 1999                        July 15, 1999            $.0400
       March 31, 1999                       April 15, 1999           $.0400
       December 31, 1998                    January 15, 1999         $.0300
       September 30, 1998                   October 9, 1998          $.0300

       For Six Month Period Ended

       June 30, 1998                        July 1, 1998             $.0567

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

     Under the Merger Agreement between the Company and Hancock Holding Company, the Company may only pay normal quarterly dividends not in excess of $.05 per share for each quarter completed prior to the effective date of the merger, and at the same rate on a prorated basis for each month completed or beginning at least fifteen days prior to the effective date of the merger.

Holders of Record

      As of March 7, 2001, there were 350 stockholders of record of the common stock.

ITEM 6. SELECTED FINANCIAL DATA
                                                      As of and for the Years Ended December 31,

                                                       2000       1999        1998        1997          1996

                                                            (in thousands, except per share data)

Income Statement Data:

Interest income                                    $ 32,005    $ 30,158    $ 23,916    $ 19,442    $ 16,190

Interest expense                                     18,352      16,809      13,903      10,536       8,429
Net interest income                                  13,653      13,349      10,013       8,906       7,761
Provision for loan losses                             2,832       1,422         785         725         557
Noninterest income                                    3,728       3,527       3,558       2,689       2,325
Noninterest expense                                  11,101       9,788       8,732       7,677       6,890

Income before taxes                                   3,448       5,666       4,054       3,193       2,639

Net income                                            2,846       4,171       3,049       2,339       2,028

Balance Sheet Data:

Total assets                                       $415,495    $412,750    $330,516    $247,022    $207,330

Total securities                                    148,691     126,059      90,828      58,921      41,562

Total loans, net                                    216,923     231,133     197,096     159,552     140,318

Allowance for loan losses                             5,483       4,270       3,564       3,101       2,837

Total deposits                                      306,431     308,464     278,272     211,498     185,404

Other borrowed funds                                 70,000      70,000      19,120      17,620       7,000

Total stockholders' equity                           36,795      31,902      31,331      16,160      13,473

Per Share Data:

Net income per share--basic and diluted             $   0.66    $   0.97    $   1.09    $   0.87    $   0.75

Book value                                             8.54        7.39        7.58        5.88        4.97
Cash dividends per share                             0.2000      0.1800      0.1167      0.1002      0.0923

Performance Ratios:

Return on average assets                               0.69%       1.07%       1.03%       1.02%       1.06%

Return on average equity                               8.47       12.51       17.65       15.69       15.88
Net interest margin                                    3.59        3.69        3.65        4.20        4.41
Efficiency ratio                                         64          58          65          66          68

Asset Quality Ratios:

Allowance for loan losses to nonperforming loans        176%        216%        323%        777%        360%

Allowance for loan losses to total loans               2.45        1.81        1.74        1.87        1.93
Nonperforming assets to total loans                    1.83        1.06        0.90        0.49        1.06
Net loan charge-offs to average loans                  0.70        0.32        0.18        0.30        0.19

Capital Ratios:

Leverage ratio                                           9.11%    9.23%    9.55%    6.87%    7.11%

Average stockholders' equity to average total assets     8.20     8.56     5.82     6.49     6.69
Tier 1 risk-based capital ratio                         15.50    14.38    14.65     9.84     9.67
Total risk-based capital ratio                          16.76    15.57    15.90    11.09    10.92
Dividend payout ratio                                      30       19       12       12       12

                        ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS
Overview

      Net income declined 31.8% from $4.2 million in 1999 to $2.8 million in 2000. Net income increased 36.8% from $3.0 million in 1998 to $4.2 million in 1999. The decline in net income for 2000 has been caused primarily by increases in the provision for loan losses resulting from increased loan growth and customers in cyclical industries adversely affected by the slowing economy. The net interest margin has declined from 3.65% for 1998 to 3.59% for 2000 as a result of decreases in yields on interest-earning assets that have not been offset by similar decreases in cost of interest-bearing liabilities.

For the Years Ended December 31, 2000, 1999 and 1998

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

      Net interest income increased 2.3% in 2000 compared with 1999, following a 33.3% increase in 1999 compared with 1998. The increase in 2000 and 1999 is attributable to an increase in the Company's average interest-earning assets of 5.0% and 31.9%, respectively, principally in the loan and investment securities portfolios.

      During 2000, average interest-bearing liabilities increased $17.5 million to $338.8 million, an increase of 5.4% over 1999. This was primarily from increases in other borrowed funds and time deposits. In 1999, average interest- bearing liabilities increased 27.7% to $321.3 million. This increase of $69.7 million was primarily in other borrowed funds, time deposits and transaction accounts.

      The Company's net interest margin was 3.59% in 2000, 3.69% in 1999, and 3.65% in 1998. The decrease in net interest margin in 2000 from 1999 resulted from yield on interest-earning assets increasing only .07% while the Company's cost of interest-bearing liabilities increased .19%. The increase in net interest margin in 1999 compared with 1998 resulted from a decrease in yield on interest-earning assets of .42% and a decrease in cost of interest-bearing liabilities of .30%.

      The net interest margin may be negatively affected by the interest rate environment and changes in the earning asset mix and deposit funding mix. Increased rates may have a negative impact on the Company's borrowing and deposit funding costs.

      Table 1 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for years ended December 31, 2000, 1999 and 1998.

Table 1-Average Balance Sheets and Rates for December 31, 2000, 1999 and 1998
                                                  2000                         1999                          1998

                                       --------------------------- --------------------------- ------------------------

                                       Average             Average Average             Average Average                      Average
                                       Balance Interest    Rate    Balance   Interest  Rate    Balance      Interest        Rate
                                       ------- --------    ----    -------   --------  ----    -------      --------        ----

                                                                                         (in thousands)

ASSETS
Earning assets:
U.S. Treasury securities and
      Obligations of U.S. agencies  $  50,303  $   3,394   6.75%$  39,755  $   2,590  6.51$  32,753  $   2,171            6.63%
Obligations of state and political
      Subdivisions (1)                 37,922      2,779   7.33    39,029      2,852  7.31   32,903      2,433            7.39
Mortgage-backed securities             47,306      3,184   6.73    49,556      3,204  6.47   14,868        794            5.34
Federal Home Loan Bank stock            3,708        304   8.20     3,152        181  5.74      822         50            6.08
Corporate bonds                           558         36   6.45
Preferred stock                         3,202        217   6.78
Federal funds sold                      7,082        418   5.90     8,478        422  4.98   10,721        589            5.49
Total loan and fees                   230,059     22,618   9.83   222,148     21,879  9.85  182,395     18,706           10.26
                                      -------     ------          ------      ------        -------     ------
Total earning assets (1)              380,140     32,950   8.67   362,118     31,128  8.60  274,462     24,743            9.02

Less: Allowance for loan losses        (4,566)                     (3,805)                   (3,416)

Nonearning assets
Cash and due from banks                13,216                      14,686                    11,598
Premises and equipment, net            11,216                       9,566                     8,004
Other assets                            9,645                       7,079                     6,298
                                       ------                      ------                    ------

Total assets                        $ 409,651                     389,644               $   296,946
                                    =========                     =======                   =======

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts                $  82,358      3,909   4.75 $  85,955      4,185  4.87$  74,973      3,581            4.78
Savings accounts                       10,136        268   2.64     9,909        262  2.64    9,214        243            2.64
Time deposits                         176,249     10,610   6.02   165,251      9,297  5.63  149,435      8,861            5.93
Other borrowed funds                   70,032      3,565   5.09    60,153      3,065  5.10   17,985      1,218            6.77
                                      -------     ------          ------      ------        -------     ------
Total interest-bearing liabilities    338,775     18,352   5.42   321,268     16,809  5.23  251,607     13,903            5.53
                                                  ------   ----               ------  ----              ------           ------
Noninterest-bearing liabilities:
Noninterest-bearing deposits           34,713                      33,660                    25,938
Other liabilities                       2,569                       1,378                     2,127
Stockholders' equity                   33,594                      33,338                    17,274
                                       ------                      ------                    ------
Total liabilities and
stockholders' equity                $ 409,651                   $ 389,644                  $296,946
                                    =========                   =========                  =========
Net interest income (1)                        $  14,598                   $  14,319                  $ 10,840
                                               =========                   =========                  ========

Net interest spread (1)                            3.25%                       3.37%                     3.49%
                                                   =====                       =====                     =====
Net interest margin (1)                            3.84%                       3.95%                     3.95%
                                                   =====                       =====                     =====
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

Table 2-Volume/Rate Variance Analysis
                                                           Year Ended December 31,        Year Ended December 31,
                                                                    2000                          1999
                                                                Compared with                 Compared with
                                                           Year Ended December 31,        Year Ended December 31,
                                                                    1999                            1998
                                                             INCREASE/(DECREASE)          INCREASE/(DECREASE)

                                                      Due To                              Due to
                                                      Total Net                           Total Net
                                                      Change       Volume      Rate       Change       Volume       Rate
                                                      ------       ------      ----       ------       ------       ----

                                                                         (in thousands)

Interest income(1):
U.S. Treasury securities and obligations of U. S                                                           $          $
               Agencies                                 804         712      $ 419      $   456      $   (37)
                                                                                                                  $  92
Obligations of state and political subdivisions         (48)        (53)         5          419          448        (29)
Corporate bonds                                          36          36       --           --           --         --
Mortgage-backed securities                              (20)       (151)       131        2,410        2,244        166
Federal Home Loan Bank stock                            123          45         78          131          134         (3)
 Preferred stock                                        217         217       --           --           --         --
Federal funds sold                                       (4)        (82)        78         (167)        (112)       (55)
Total loans and fees                                    739         778        (39)       3,173        3,915       (742)
                                                      -----       -----       -----       -----        -----       -----

Total increase (decrease) in interest income          1,847       1,502        345        6,385        7,085       (700)

Interest expense:
Interest-bearing liabilities:
Transaction accounts                                   (276)       (170)      (106)         604          535         69
Saving accounts                                           6           6       --             19           19       --
Time deposits                                         1,313         662        651          436          889       (453)
Other borrowed funds                                    500         484         16        1,847        2,149       (302)
                                                      -----       -----       -----       -----        -----       -----
Total increase (decrease) in interest expense         1,543         982        561        2,906        3,592       (686)
                                                      -----       -----       -----       -----        -----       -----

Increase (decrease) in net interest income        $     304    $    520       $(216)   $  3,479      $  3,493     $  (14)
                                                  =========    ========       ======   ========      ========     =======
(1) Interest income for loans on non-accrual status has been excluded from interest income. Noninterest Income Table 3 illustrates the Company's primary sources of noninterest income. Noninterest income increased 5.7% to $3.7 million in 2000 from $3.5 million in 1999. This increase was principally due to increases in service charges on deposit accounts and other operating income. The noninterest income for 1999 decreased 0.9% to $3.5 million from $3.6 million in 1998. Table 3-Analysis of Noninterest Income
                                                                                                              Percent
                                                                                                             Increase
                                                                   Year Ended December 31,                  (Decrease)
                                                                  ------------------------
                                                              2000             1999          1998        2000/99       1999/98
                                                              ----             ----          ----        -------       -------

                                                                       (in thousands)

Service charges on deposit accounts                            $2,295         $2,116         $1,777      8.5%          19.1%
Mortgage loan fees                                                310            544            639     (43.0)         (14.9)
Commissions on credit life insurance                              324            369            439     (12.2)         (15.9)
Other operating income                                            799            498            703      60.4          (29.2)
Total                                                          $3,728         $3,527         $3,558      5.7           (0.9)

     Service charges on deposit accounts increased in 2000 compared with 1999 and in 1999 compared with 1998 from an increase in the number of transaction accounts and in the fee structure.

     Mortgage loan fees declined in 2000 compared with 1999. The increase in mortgage loan rates during 2000 resulted in fewer secondary market residential loan originations and a decrease in mortgage loan fees. Mortgage loan fees in 1999 were also negatively influenced by higher mortgage loan rates as compared to 1998.

      Decreases in commissions on credit life insurance in 2000 compared with 1999 were due to decreased loan originations. Decreases in 1999 compared with 1998 were due to a slight decrease in the insurance commission structure.

      Other operating income increased from 1999 to 2000 as a result of increases in commissions earned by the investment department.

Noninterest Expense

As

     shown in Table 4, total noninterest expense increased by 13.4% to $11.1 million in 2000, compared with $9.8 million in 1999. The noninterest expense in 1999 increased $1.1 million or 12.1% from $8.7 million in 1998.

     Noninterest expense levels are often measured using an efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income). The efficiency ratio measures the level of expense required to generate one dollar of revenue. Improvement in the ratio is measured by a reduction in the percentage reported. The Company’s efficiency ratios for 2000, 1999 and 1998 were 63.9%, 58.0% and 64.3%, respectively.

Table 4-Analysis of Noninterest Expense

                                                                                                                  Percent
                                                                                                                  Increase
                                                                     Year Ended December 31,                    (Decrease)

                                                                    2000           1999            1998       2000/99       1999/98
                                                                    ----           ----            ----       -------       -------
                                                                          (in thousands)

Salaries and employee benefits                                     $ 5,925         $5,342         $4,906     10.9%            8.9%
Occupancy expense                                                      898            720            653     24.7            10.3
Furniture and equipment expense                                      1,222          1,159          1,007     5.4             15.1
Other operating expenses                                             3,056          2,567          2,166     19.0            18.5
Total                                                              $11,101         $9,788         $8,732     13.4            12.1

      Salary and employee benefits expense increased $583,000, or 10.9%, in 2000 compared with 1999. Salary and employee benefit expense increased $436,000, or 8.9%, in 1999 compared with 1998. These increases were related primarily to staffing requirements at the new Lincoln Road and Hardy Street banking branches. In addition, these increases also reflected annual cost of living and merit increases for all employees.

      Occupancy expenses increased $178,000 or 24.7% in 2000 compared with 1999 and $67,000, or 10.3%, in 1999 compared with 1998. These increases were primarily due to additional depreciation and building maintenance expenses attributable to the two new banking branches in Hattiesburg.

      Furniture and equipment expense increased $63,000, or 5.4%, for 2000 from $1.2 million in 1999. The increase was primarily due to depreciation and equipment maintenance expenses related to additional furniture and equipment for the two new banking branches in Hattiesburg.

Income Tax Expense

      The Company's effective income tax rates were 17.5% in 2000, 26.4% in 1999 and 24.8% in 1998. The fluctuations in the effective income tax rate from 1998 through 2000 are primarily attributable to the change in non- taxable income as a percentage of pretax income.

FINANCIAL CONDITION

Loan Portfolio

      The Company experienced loan growth throughout its markets in 1999 and 1998, but that growth deteriorated as the economy began slowing in the Company's markets in the second half of 2000. Total loans decreased 5.8% to $223.7 million at December 31, 2000, compared with $237.5 million at December 31, 1999. The increase in loans in 1999 was $33.0 million, or 16.1%, compared with 1998.

      The Company's real estate loan portfolio decreased 4.6% to $113.0 million at December 31, 2000, from $118.4 million at December 31, 1999. In 1999, the real estate portfolio increased $15.1 million, or 14.6%, from December 31, 1998. Residential loans decreased $1.8 million from December 31, 1999, to December 31, 2000, and increased $11.4 million from December 31, 1998, to December 31, 1999.

     The Company's commercial loans increased by 7.6% to $53.3 million at December 31, 2000, from $49.6 million at December 31, 1999. The increase in commercial loans was $10.1 million, or 25.5%, at December 31, 1999, compared with December 31, 1998. The increases in commercial loans have been principally due to increased economic activities in the Company's market areas.

      The Company's consumer loans decreased to $57.4 million, including $5.2 million from SFSI, at December 31, 2000, from $69.5 million, including $5.9 million from SFSI at December 31, 1999. The increase in consumer loans was $7.9 million, or 12.7%, from 1998 to 1999. The decreases in 2000 were due to weaker demand caused by the slowing economy in the Company's markets in the second half of 2000. The increases in 1999 were attributable to increased customer demands and the Company's marketing efforts to increase the number of consumer loan customers. Substantially all of the consumer loan portfolio consists of secured loans, the majority of which are collateralized by automobiles and personal property.

Table 5-Loans by Type

                                                                                           December 31,
                                                                ----------------------------------------------------------------
                                                                2000           1999          1998           1997          1996
                                                                ----           ----          ----           ----          ----
                                                                                                (in thousands)

Real estate:
            Residential                                       $70,915      $  72,695      $  61,280      $  55,406      $  48,062
            Mortgage loans held for sale                          778            426          1,053            421            361
            Construction                                        5,350         10,743          9,095          4,226          4,680
            Commercial                                         35,978         34,559         31,915         28,591         26,125
Consumer                                                       57,361         69,542         61,686         51,965         45,555
Commercial                                                     53,321         49,554         39,493         25,556         21,992
                                                             --------       --------       --------       --------         ------

Total loans                                                  $223,703       $237,519       $204,522       $166,165       $146,775
                                                             ========       ========       ========       ========       ========

        The table below illustrates the Company’s fixed rate maturities and repricing frequency for the loan portfolio:

Table 6-Selected Loan Distribution

                                                                                           December 31, 2000
                                                                 ------------------------------------------------------------------
                                                                                                      Over One
                                                                                     One Year            Through           Over Five
                                                                   Total             or Less           Five Years           Years
                                                                   -----             -------           ----------           -----
                                                                                   (in thousands)

Fixed rate maturities                                             $210,473            $69,619            $128,483            $12,371
Variable rate repricing frequency                                   13,230              2,304              10,705                221
                                                                  --------            -------            --------            -------
Total                                                             $223,703            $71,923            $139,188            $12,592
                                                                  ========            =======            ========            =======

      At December 31, 2000, 94.1% of the Company's loans had fixed rate maturities. Of the fixed rate portfolio, 33.1% of those loans have maturities of one year or less when originated or renewed. Such maturities allow the Company to reprice its portfolio frequently.

Allowance and Provision for Loan Losses

      The allowance for loan losses is regularly evaluated by management and approved by the Board of Directors and is maintained at a level believed to be adequate to absorb probable loan losses in the Company's portfolio. The provision for loan losses is determined in part using an internal watch list developed by a review of essentially all loans by management. Loans are assigned a rating based on credit quality as determined by the borrower's payment history, the financial strength of the borrower or guarantor as measured by the balance sheet, earnings and cash flow quality, collateral values, and the liquidity and quality of the collateral and assets of the borrower. Loans with a deterioration of credit quality are placed on the watch list. The provision for loan losses pertaining to the rated loans is determined by the amount of loans on the watch list and an allocation for loans that are not on the watch list based on the Company's historical charge-off percentage. In addition, management considers the potential adverse impact of the economic trends in the Company's trade area on certain borrowers that are in cyclical businesses and the loan growth resulting from new loan customers. Management believes that the allowance for loan losses at December 31, 2000, was adequate. Although management believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if management's assumptions differ from the loan portfolio's actual future performance.

     The allowance for loan losses increased $1,213,000 to $5,483,000 from December 31, 1999, to December 31, 2000. The provision for loan losses increased by $1,116,000 in the fourth quarter of 2000 as compared to the fourth quarter of 1999. The increase was primarily due to loan growth and customers in cyclical industries adversely affected by the slowing economy. The Company's allowance for loan losses to total loan ratio increased from 1.74% at December 31, 1998, to 1.81% at December 31, 1999, and to 2.45% at December 31, 2000.

      Net charge-offs were $1,619,000 during 2000 compared with $716,000 and $322,000 for 1999 and 1998, respectively. Of these net charge-offs for the same years, $468,000, $324,000 and $182,000, respectively, pertained to SFSI. The Company's consumer loan portfolio accounted for the majority of net loan charge-offs for the years ended December 31, 2000, 1999 and 1998, respectively.

Table 7-Summary of Loan Loss Experience

                                                                          As of and for the Year Ended December 31,
                                                                          -----------------------------------------
                                                                         2000       1999       1998      1997         1996
                                                                         ----       ----       ----      ----         ----
                                                                                   (in thousands)

Allowance for loan losses at beginning of year                         $ 4,270    $ 3,564    $ 3,101    $ 2,837    $ 2,529
Charge-offs:
                        Real estate                                        (91)       (72)      --         --          (50)

                        Consumer                                        (1,430)      (841)      (475)      (400)      (270)
                        Commercial                                        (397)      (145)       (51)      (238)      (168)
                                                                        -------    -------      -----      -----      -----

                                                Total                   (1,918)    (1,058)      (526)      (638)      (488)
Recoveries:
                        Real estate                                         68       --           24         10       --
                        Consumer                                            27        323        142        127        229
                        Commercial                                         204         19         38         40         10
                                                                           ---         --         --         --         --

                                                Total                      299        342        204        177        239
                                                                           ---        ---        ---        ---        ---

Net loan charge-offs                                                    (1,619)      (716)      (322)      (461)      (249)
Provision for loan losses                                                2,832      1,422        785        725        557
                                                                         -----      -----        ---        ---        ---

Allowance for loan losses at end of year                               $ 5,483    $ 4,270    $ 3,564    $ 3,101    $ 2,837
                                                                       =======    -------    -------    -------    -------

Ratios:
            Allowance for loan losses to total loans                      2.45%      1.81%      1.74%      1.87%      1.93%
            Net loan charge-offs to average loans outstanding for the
                     year                                                 0.70       0.32       0.18       0.30       0.19
            Allowance for loan losses to non-performing loans              176        216        323        777        360

     The following table is management’s allocation of the allowance for loan losses by loan type. Allowance allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, loan quality, past due history and other factors. Since these factors are subject to change, the allocation is not necessarily predictive of future portfolio performance.

Table 8-Management's Allocation of the Allowance for Loan Losses

                                                                       December 31,
                     -------------------------------------------------------------------------------------------------------------

                         2000                  1999                   1998                    1997                      1996

                                Percent                Percent               Percent                Percent                 Percent
                                of Loans               Of Loans              of Loans               of Loans                Of Loans
                    Allocated   to Total  Allocated    To Total   Allocated  to Total   Allocated   to Total    Allocated   To Total
                    Allowance   Loans     Allowance    Loans      Allowance  Loans      Allowance   Loans       Allowance   Loans
                    ---------   -----     ---------    -----      ---------  -----      ---------   -----       ---------   -----
                                                              (in thousands)

Real Estate        $1,257       50.6%     $1,058       49.8%     $  997       50.5%     $  936       53.3%     $  881      54.0%
Consumer            2,901       25.6       1,980       29.3       1,577       30.2       1,355       31.3       1,293      31.0

Commercial          1,090       23.8         975       20.9         705       19.3         546       15.4         357      15.0
Unallocated           235         --         257         --         285         --         264         --          ---
                    -----      -----      ------      -----      ------     -----      ------      -----      -------     -------

Total              $5,483      100.0%     $4,270      100.0%     $3,564      100.0%     $3,101      100.0%     $2,837     100.0%
                   ======      ======     ======      ======     ======      ======     ======      ======     ------     ------
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

      Table 9 provides information related to non-performing assets and loans 90 days or more past due. Accruing loans contractually 90 days or more past due increased from $450,000 at December 31, 1999, to $857,000 at December 31, 2000. Should the underlying collateral be determined to be insufficient to satisfy the obligation, the loan is classified and the Company's allowance is increased accordingly. Historically, the Company's security in residential loans has been adequate and has acted to limit the Company's exposure to loss. Loans on non-accrual status decreased from $1.5 million to $1.3 million from December 31, 1999, to December 31, 2000.

Table 9-Non-Performing Assets

                                                                                                      December 31,
                                                                      -------------------------------------------------------------
                                                                               2000        1999         1998        1997      1996
                                                                               ----        ----         ----        ----      ----
                                                                                                     (in thousands)

Loans on non-accrual status(1)(2)                                      $2,258        $1,525        $  931        $147        $  400
Loans past due 90 days or more                                            857           450           172         252           387
                                                                       ------        ------        ------       -----        -------

Total non-performing loans                                              3,115         1,975         1,103         399           787
Other real estate owned                                                   976           541           742         411           767
                                                                       ------        ------        ------       -----        -------
Total non-performing assets                                            $4,091        $2,516        $1,845        $810        $1,554
                                                                       ======       ======        ======       =====        =======
Percentage of non-performing loans to total loans                        1.39%         0.83%         0.54%       0.24%         0.54%
Percentage of non-performing assets to total loans                       1.83          1.06          0.90        0.49          1.06

(1)         There were no impaired loans for the years indicated.
(2)         The interest income that would have been earned and received on non-accrual loans was not material.
Investment Securities

      The investment securities portfolio consists of U.S. Treasury securities, obligations of U.S. government agencies, obligations of states and political subdivisions and mortgage-backed securities (MBS). MBS consist of 15- year and 30-year fixed and 7-year balloon mortgage securities, underwritten and guaranteed by FNMA, FHLMC and GNMA, government-sponsored agencies.

      Securities, including those classified as held to maturity and available for sale, increased from $90.8 million at December 31, 1998, to $126.1 million at December 31, 1999, to $148.7 million at December 31, 2000.

Table 10-Securities Available For Sale

                                                                                               December 31, 2000
                                                                           -------------------------------------------------------

                                                                                             Estimated      Average       Weighted
                                                                              Carrying         Fair        Maturity       Average
                                                                               Value          Value       in Years        Yield
                                                                               -----          -----       --------        -----
                                                                                              (in thousands)

U. S. Treasury securities and obligations of U.S. government agencies:
                           Within one year                                    $ 12,525       $ 12,525         0.2           5.81%
                        Over one through five years                              4,463          4,463         2.1           6.02
                        Over five through ten years                             15,804         15,804         7.3           6.52
                        Over ten years                                          15,241         15,241         12.5          7.19
                                                                                ------         ------        -----          -------
                                                Total                           48,033         48,033                       6.43
Obligations of states and political subdivision:
                        Within one year                                            200            200         0.9           6.36(1)
                        Over one through five years                              5,718          5,718         2.7           8.03(1)
                        Over five through ten years                              3,515          3,515         7.3           7.91(1)
                        Over ten years                                            477            477         11.6           8.44(1)
                                                Total                            9,910          9,910                       7.97(1)
Corporate bonds -  over ten years                                                1,000          1,000       18.26           6.928
Mortgage-backed securities                                                      46,640         46,640                       6.43
Equity securities                                                                3,699          3,699

Total securities available for sale                                           $109,282       $109,282
Table 11-Securities Held to Maturity

                                                                                            December 31, 2000
                                                                           -------------------------------------------------------
                                                                                              Estimated    Average       Weighted
                                                                               Carrying        Fair        Maturity       Average
                                                                                               Value       in Years        Yield
                                                                                               -----       --------        -----
                                                                                 Value
                                                                                              (in thousands)

U. S. Treasury securities and obligations of U.S. government agencies:
                            Within one year                                    $ 4,349        $ 4,342          .2             5.20%
                        Over one through five years                              6,637          6,713         1.3             5.69
                                                       Total                    10,986         11,055
Obligations of states and political subdivisions:
                        Within one year                                          2,140          2,147         0.5           6.89(1)
                        Over one through five years                              5,884          5,867         2.6           7.17(1)
                        Over five through ten years                             11,308         11,273         7.5           7.33(1)
                        Over ten years                                           8,436          8,275        12.7           7.18(1)
                                                Total                           27,768         27,562                       7.23(1)
Mortgage-backed securities                                                         655            650                       7.49
Total securities held to maturity                                              $39,409        $39,267

       (1)             The weighted average yield on non-taxable securities is reflected on a tax equivalent basis assuming a federal income tax rate of 34% for all periods presented.

Table 11A-Analysis of Securities

                                                                                             December 31,
                                                                                      ---------------------------------
                                                                                      2000          1999         1998
                                                                                      ----          ----         ----

                                                                                             (in thousands)

U.S. Treasury securities and obligations of U.S. government agencies                  $48,033        $32,116    $  28,094
Obligations of states and political subdivision                                         9,910          9,731       10,485
Corporate bonds                                                                         1,000            ---          ---
Mortgage-backed securities                                                             46,640         46,608       19,235
Equity securities                                                                       3,699          3,393          ---
                                                                                     --------        -------      --------
Total securities available for sale                                                  $109,282        $91,848      $57,814
                                                                                     ========        =======      =======

                                                                                             December 31,

                                                                                       2000          1999         1998

                                                                                             (in thousands)

U.S. Treasury securities and obligations of U.S. government agencies                  $10,986       $  4,047     $  4,076
Obligations of states and political subdivision                                        27,768         29,271       27,520
Mortgage-backed securities                                                                655            893        1,418
                                                                                     --------        -------      --------
Total securities held to maturity                                                     $39,409        $34,211      $33,014
                                                                                      ========        =======      =======
Deposits

       Total deposits decreased from $308.5 million at December 31, 1999, to $306.4 million at December 31, 2000. Of that decrease, demand accounts decreased by $8.0 million from 1999 to 2000. Management continues to seek retail and commercial deposits through its marketing initiatives for transaction and savings accounts and competitive rates for time deposits. As of December 31, 2000, public funds deposits totaled $41.9 million or 13.7% of total deposits. These deposits are considered to be a stable source of funds and are targeted in the Company's deposit marketing initiatives.
Table 12-Deposits

                                                                                         December 31,
                                                                                     -------------------
                                                                                     2000          1999
                                                                                     ----          ----

                                                                                       (in thousands)

Demand (NOW, SuperNOW and money market)                                           $ 76,843       $  84,875
Savings                                                                              9,780           9,448
Individual retirement accounts                                                      16,880          16,279
Time deposits, $100,000 and over                                                    63,773          65,389
Other time deposits                                                                100,468          98,836
                                                                                   -------         -------
Total interest-bearing deposits                                                    267,744         274,827
Total noninterest-bearing deposits                                                  38,687          33,637
                                                                                   -------         -------
Total                                                                             $306,431        $308,464
                                                                                  ========        ========

Table 13-Maturity of Time Deposits $100,000 and over

                                                                                                   As of
                                                                                              December 31, 2000
                                                                                                (in thousands)
Three months or less                                                                            $  11,126
Over three months through six months                                                               18,252
Over six months through twelve months                                                              11,077
Over twelve months                                                                                 23,318
                                                                                                  -------
Total                                                                                             $63,773
                                                                                                  =======
Other Borrowed Funds

      Other borrowed funds increased from $19.1 million at December 31, 1998, to $70.0 million at December 31, 1999 and 2000. In 1999, the Company borrowed $40.0 million from the FHLB to purchase debt securities resulting in a favorable interest rate spread. An additional $20 million was borrowed from the FHLB to fund the Bank's loan growth and liquidity needs. The $5.0 million revolving line of credit ($4.1 million outstanding at December 31, 1998) with Bank of America matured in 1999. SFSI's funding has been provided by the Bank since the maturity of the line of credit. Additional borrowings by the Bank above current levels will be evaluated by management, with consideration given to the growth of the Bank's loan portfolio, liquidity needs, cost of retail deposits, market conditions, and other factors.

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

      Net cash provided by operating activities and deposits from customers have historically been primary sources of liquidity for the Company. Net cash provided by operating activities totaled $4.7 million, $6.8 million and $6.8 million in 2000, 1999 and 1998, respectively. In 2000, loans decreased $10,509 as deposits decreased $2,033. The net cash provided by increases in deposits was $30.2 million and $66.8 million in 1999 and 1998, respectively. Net cash used in investing activities has been primarily for funding the net increase in loans of $36.2 million and $38.1 million in 1999 and 1998, respectively, and in securities of $17.5 million, $42.6 million and $35.2 million in 2000, 1999 and 1998, respectively. The Company also had net bank borrowings of $55.0 million in 1999 and $1.4 million in 1998.

Capital

      Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Company raised $12.2 million in 1998 and $1.7 million in 1999 in connection with its initial public offering. The Company's capital to average assets ratio was 9.0% at December 31, 2000 compared with 8.20% at December 31, 1999. At December 31, 2000, the Company exceeded the Federal Reserve Board's regulatory definition of a "well capitalized" institution. See Note 11 to the Consolidated Financial Statements.

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

      The following table illustrates the Company's estimated annualized earnings sensitivity profile as of December 31, 2000:

Table 14-Interest Rate Sensitivity

                                          Decrease                    Increase
                                         In Rates                    In Rates
                                      200 Basis Points  BASE      200 Basis Points
                                      ----------------  ----     ----------------
                                                                   (in thousands)

Projected interest income:
Loans                                    $ 20,711      $22,430     $23,996
Investment securities                       8,000        9,098       9,496
Federal funds sold                            500          751       1,001
                                         --------      -------     -------
Total interest income                      29,211       32,279      34,493

Projected interest expense:
Deposits                                   13,961       15,514      17,065
Other borrowed funds                        3,525        3,525       3,525
                                         --------      -------     -------
Total interest expense                     17,486       19,039      20,590
                                         --------      -------     -------
Net interest income                      $ 11,725      $13,240     $13,903
                                         ========      =======     =======
Change from base                         $ (1,515)     $   663

% Change from base                         (11.44)           %        5.01%

     Given an immediate, sustained 200-basis point increase to the yield curve used in the simulation model, it is estimated net interest income would increase 5.01%. A 200-basis point immediate, sustained decrease to the yield curve would decrease net interest income by an estimated 11.44%.

     These interest rate sensitivity profiles of the Company at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities and may not be a precise measurement of the effect of changing interest rates on the Company in the future.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       In response to this Item, the information set forth in Item 7 under the caption Asset/Liability Management and
Market Risk and in Table 14 on pages 29 and 30 is incorporated herein by reference.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                                                                       32

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                         33

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999
and 1998                                                                                                             35

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and
1998                                                                                                                 36

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                           38

Notes to Consolidated Financial Statements                                                                           40

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Lamar Capital Corporation

      We have audited the accompanying consolidated balance sheets of Lamar Capital Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lamar Capital Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                                                            Ernst & Young LLP

Jackson, Mississippi
January 25, 2001, except for Note 15,
as to which the date is February 21, 2001

                                           LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share and per share amounts)

                                                                                           December 31,
                                                                                       ---------------------
                                                                                       2000            1999
                                                                                       ----            ----

                                                  ASSETS
Cash and due from banks                                                                 13,170      $  14,195
Federal funds sold                                                                      12,510          17,680
                                                                                       -------        --------
Cash and cash equivalents                                                               25,680         31,875
Securities available for sale (amortized cost-$111,125 in 2000 and
            $98,438 in 1999)                                                           109,282         91,848
Securities held to maturity (fair value-$39,267 in 2000 and
            $32,861 in 1999)                                                            39,409         34,211
Loans (less allowance for loan losses of $5,483 in 2000 and
            $4,270 in 1999)                                                             216,923        231,133
Accrued interest receivable                                                               3,898          3,901
Premises and equipment, net                                                              11,116         10,450
Other real estate                                                                           976            541
Federal Home Loan Bank stock                                                              3,893          3,596
Cash surrender value of life insurance                                                    1,430          1,362
Deferred income taxes                                                                     2,143          3,666
Other assets                                                                                745            167
                                                                                        -------       --------
                        Total assets                                                    415,495       $412,750
                                                                                        =======       ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing                                                                     38,687      $  33,637
Interest bearing                                                                        267,744        274,827
                                                                                        -------        --------
                        Total deposits                                                  306,431        308,464
Interest payable                                                                          1,041            947
Dividends payable                                                                           215            216
Other liabilities                                                                         1,013          1,221
Other borrowed funds                                                                     70,000         70,000
                                                                                        -------        --------
                        Total liabilities                                               378,700        380,848

Stockholders' equity

Common Stock, $.50 par value, 50,000,000 shares authorized;
       4,315,707 shares issued and outstanding                                            2,158          2,158
Paid-in capital                                                                          17,513         17,513
Retained earnings                                                                        18,347         16,364
Treasury stock, 8,500 shares and none at December 31, 2000 and December                     (68)
                                                                                  -----------------------------
       31, 1999, respectively

                                                                                                           ---
                                                                                                           ---
Accumulated other comprehensive loss                                                    (1,155)        (4,133)
                                                                                        ------         -------
                        Total stockholders' equity                                       36,795         31,902
                                                                                        ------         -------
                        Total liabilities and stockholders' equity                     $415,495       $412,750
                                                                                       ========       =========
See accompanying notes.

                                                           LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          (in thousands, except per share amounts)

                                                                                                 Year ended December 31,

                                                                                                2000           1999           1998
Interest income
Loans, including fees                                                                          $22,618        $21,879       $18,706
Federal funds sold                                                                                 418            422           589
Interest on securities:
Taxable                                                                                          7,270          6,107         3,039
Non-taxable                                                                                      1,699          1,750         1,582
                                                                                               -------         ------        -------
                                                                                                 8,969          7,857         4,621
                                                                                               -------         ------        -------
                        Total interest income                                                   32,005         30,158        23,916
Interest expense
Deposits                                                                                        14,787         13,744        12,685
Other borrowed funds                                                                             3,565          3,065         1,218
                                                                                               -------         ------        -------
                        Total interest expense                                                  18,352         16,809        13,903
                                                                                               -------         ------        -------
Net interest income                                                                             13,653         13,349        10,013
Provision for loan losses                                                                        2,832          1,422           785
                                                                                               -------         ------        -------
Net interest income after provision for loan losses                                             10,821         11,927         9,228
Other income
Service charges on deposit accounts                                                              2,295          2,116         1,777
Mortgage loan fees                                                                                 310            544           639
Commissions on credit life insurance                                                               324            369           439
Gain on sale of securities available for sale                                                      ---              6           191
Trading account gains                                                                              ---            ---           123
Other operating income                                                                             799            492           389
                                                                                               -------         ------        -------
                        Total other income                                                       3,728          3,527         3,558
Other expense
Salaries and employee benefits                                                                   5,925          5,342         4,906
Occupancy expense                                                                                  898            720           653
Furniture and equipment expense                                                                  1,222          1,159         1,007
Other operating expense                                                                          3,056          2,567         2,166
                                                                                               -------         ------        -------
                        Total other expense                                                     11,101          9,788         8,732
                                                                                               -------         ------        -------
Income before income taxes                                                                       3,448          5,666         4,054
Income tax expense                                                                                 602          1,495         1,005
                                                                                               -------         ------        -------
Net income                                                                                       2,846          4,171         3,049
Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on securities available for
            sale                                                                                 2,978        (4,544)           132
Reclassification of realized amount                                                                ---            (4)         (120)
                                                                                               -------         ------        -------
Net unrealized gain (loss) recognized in comprehensive
            income (loss)                                                                        2,978        (4,548)            12
                        Comprehensive income (loss)                                           $  5,824       $  (377)      $  3,061
                                                                                               =======       =======        =======
Earnings per share-basic and diluted                                                        $      .66       $    .97    $     1.09
                                                                                               =======        =======        =======

Weighted average shares outstanding - basic and diluted                                          4,314          4,310         2,793
                                                                                               =======        =======        =======
See accompanying notes.

                                                         LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (in thousands, except for share and per share amounts)

                                                                                       Accumulated
                                                                                       Other                               Total
                                           Common Stock          Paid In    Retained   Comprehensive  Treasury Stock Stockholders'
                                           ------------                                               --------------
                                              Shares    Amount   Capital    Earnings   Income (Loss)  Shares   Amount     Equity
                                              ------    ------   -------    --------   -------------  ------   ------     ------

Balance at January 1, 1998                   46,569.44    466   $  5,374  $ 10,283  $   279           763.44  $(242)    $ 16,160
Net income for 1998                                                          3,049                                         3,049
Stock Split (60-for-1)                    2,747,596.96    931       (931)                          56,842.96                  --
Dividend ($.12 per share)                                                     (362)                                         (362
Purchase of treasury stock                                                                            200.00    (72)         (72)
Sale of treasury stock                                     51                                     (30,711.00)   174          225
Retirement of treasury stock                (27,095.40)   (14)      (126)                         (27,095.40)   140           --
Sale of  Common Stock                        1,363,636    682     11,517                                                   12,199
Change in unrealized gain (loss), net
  of income taxes, on securities
  available for sale                                                                    132       -----------   -----         132
                                             ---------  -----    -------   --------    ----       -----
Balance at December 31, 1998                 4,130,707  2,065     15,885    12,970      411          --        --          31,331

Net income for 1999                                                          4,171                                          4,171
Dividend ($.18 per share)                                                     (777)                                          (777)
Sale of Common Stock                           185,000     93      1,628                                                    1,721
Change in unrealized gain (loss), net
   of income taxes, on securities
   available for sale                                                                (4,544)                                (4,544)
                                             ---------  -----    -------   --------    ----       -----
Balance at December 31, 1999                 4,315,707  2,158     17,513    16,364   (4,133)         --        --           31,902
Net income for 2000                                                          2,846                                           2,846
Dividend ($.20 per share)                                                     (863)                                           (863)
Purchase of treasury stock                                                                        8,500         (68)           (68)

Change in unrealized gain (loss), net                                              --------                                --------
                   of income taxes, on securities                                  --------                                --------
                   available for sale                                              --------                                --------
                                                                                   --------                                --------
                                                                                   --------                                   2,978

                                                                                    2,978
Balance at December 31, 2000                  4,315,707  2,158   17,513     18,347 (1,155)       8,500         (68)      $  36,795
                                              =========  =====   =====      ====== =======       =====         ===       =========
See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                   Year ended December 31,
                                                                                        -------------------------------------------
                                                                                             2000            1999              1998
                                                                                             ----            ----              ----

Operating Activities
            Net income                                                                   $  2,846         $  4,171         $  3,049
            Adjustments to reconcile net income to net cash
                     Provided by operating activities:
                        Provision for loan losses                                           2,832            1,422              785
                        Provision for losses on other real estate                              32               16               11
                        Deferred income tax benefit                                          (247)            (204)            (149)
                        Depreciation and amortization expense                                 987              955              836
                        Amortization of securities premiums                                   151              203              254
                        Accretion of securities discounts                                    (514)             (48)             (34)
                        Increase in cash surrender value of life                              (68)             (64)             (65)
                                  insurance
                        Federal Home Loan Bank dividend                                      (297)            (173)             (48)
                        Gain on sales of securities available                                --                 (6)            (191)
                                  for sale
                        Trading account gains                                                --               --               (123)
                        Proceeds from sales of trading securities                            --               --              3,619
                        (Gain) loss on sales of other real estate                              14                6               (7)
                        Mortgage loan originations                                        (11,284)         (17,142)         (20,730)
                        Proceeds from sales of mortgage loans                              10,932           17,769           20,099
                           Gain on sale of premises and equipment                              (1)             (10)            --
                        (Increase) decrease in interest receivable                              3             (645)            (865)
                        Increase (decrease) in interest payable                                94              332             (197)
                        (Increase) decrease in other assets                                  (578)              32              288
                        Increase (decrease) in other liabilities                             (208)             167              272
                                                                                          --------         --------         --------
                           Net cash provided by operating activities                        4,694            6,781            6,804
Investing activities
            Securities held to maturity:
                        Proceeds from calls, maturities, and                               17,298            1,963            4,672
                                 principal reductions
                        Purchases of securities                                           (26,034)          (2,465)         (18,480)
            Securities available for sale:
                        Proceeds from calls, maturities, and                               19,935            4,274           14,725
                                 principal reductions
                        Proceeds from sales of securities                                   1,500           10,498            9,966
                        Purchases of securities                                           (30,220)         (56,896)         (46,105)

            (Purchases) sales of Federal Home Loan Bank stock                                --             (2,635)             223
            Net (increase) decrease in loans                                               10,509          (36,220)         (38,058)
            Proceeds from sales of other real estate                                          740              313               25
              Proceeds from sales of premises and equipment                                     1               53             --
              Purchases of premises and equipment                                          (1,653)          (3,309)
                                                                                          --------         --------         --------
 (2,337)
            Net cash used in investing activities                                          (7,924)         (83,452)         (76,341)
Financing activities
            Net increase (decrease) in deposits                                            (2,033)          30,192           66,774
            Net increase (decrease) in revolving line of credit                              --             (4,120)             100
            Borrowings from banks                                                            --             70,000            5,000
            Payments on notes payable to banks                                               --            (15,000)          (3,600)
            Proceeds from sales of Common Stock                                              --              1,721           12,199

            Purchases of treasury stock                                                       (68)            --                (72)
            Proceeds from sales of treasury stock                                            --               --                225
            Dividends paid                                                                   (864)            (685)            (388)
                                                                                          --------         --------         --------
            Net cash provided by (used in) financing activities                            (2,965)          82,108           80,238
                                                                                          --------         --------         --------
            Net increase (decrease) in cash and cash equivalents                           (6,195)           5,437           10,701
            Cash and cash equivalents at beginning of year                                 31,875           26,438           15,737
                                                                                          --------         --------         --------
            Cash and cash equivalents at end of year                                     $ 25,680         $ 31,875         $ 26,438
                                                                                         ========         ========         ========

See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Years ended December 31, 2000, 1999 and 1998

1. Summary of Significant Accounting Policies

Consolidation

      The consolidated financial statements include the accounts of Lamar Capital Corporation (the "Company") and its wholly-owned subsidiaries, The Mortgage Shop, Inc. ("MSI"), Lamar Bank (the "Bank"), Southern Financial Services, Inc. ("SFSI") and Lamar Data Solutions, Inc. ("LDSI"). All significant intercompany balances and transactions have been eliminated in consolidation.

Business

      The Company is a one-bank holding company headquartered in Purvis, Mississippi. The Company operates nine full service banking locations in retail banking predominantly in Lamar and Forrest counties in southeastern Mississippi. SFSI operates a finance company in six locations in southeastern Mississippi to provide consumer loans to customers who may not be eligible to obtain financing from the Bank. The Company's consolidated results of operations are dependent upon net interest income, which is the difference between the interest income on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets are securities, real estate and consumer and commercial loans. Interest-bearing liabilities consist of interest-bearing deposit accounts and other borrowed funds.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost. Federal funds sold have maturities generally of one day. The Bank is required to maintain average balances with the Federal Reserve Bank. The required reserve balance at December 31, 2000, was $350. Cash paid for interest during the years ended December 31, 2000, 1999 and 1998, was $18,258, $16,477 and $14,100, respectively.

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

      In July 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 requires that all assets or liabilities retained from the transfer of financial assets accounted for as a sale be initially recorded at their fair value and periodically reviewed and adjusted for any impairment. SFAS 140 is effective April 1, 2001. Management does not anticipate that the adoption of SFAS 140 will have a significant effect on the Company's consolidated financial position or operations.

Loans

      Loans, other than mortgage loans held for sale, are stated at the principal amounts outstanding, less unearned income and the allowance for possible loan losses. Interest on loans and accretion of unearned income are computed by methods which approximate a level rate of return on recorded principal. Loan origination fees and certain direct loan origination costs are deferred and recognized over the average lives of the loans as an adjustment to yield.

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

Allowance for Loan Losses

      The allowance for loan losses is maintained at a level considered adequate by management and approved by the Board of Directors to provide for probable loan losses. Management's determination of the adequacy is based on an evaluation of the portfolio, past loan loss experience, growth and composition of the loan portfolio, economic conditions and other relevant factors; actual losses may vary from the current estimate. The allowance is increased by provisions for loan losses charged against income. Actual loan losses are deducted from and subsequent recoveries are added to the allowance.

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

Net Income per Common Share

      Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the year. There were no dilutive options, warrants or convertible securities outstanding for the years presented.

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

3. Securities

      The aggregate carrying amounts and estimated fair value of securities were as follows:

                                                                                         Gross          Gross       Estimated
                                                                          Amortized     Unrealized     Unrealized      Fair
                                                                            Cost          Gains         Losses        Value
                                                                            ----          -----         ------        -----

Securities available for sale:
   U.S. Treasury securities and obligations of U.S. government agencies   $ 48,450      $      30      $   (447)      $ 48,033
   Obligations of states and political subdivisions                          9,794            120            (4)         9,910
      Corporate bonds                                                        1,000            ---            ---         1,000
   Mortgage-backed securities                                               47,515             21          (896)        46,640
                                                                          --------      ---------      ---------      --------
      Total debt securities                                                106,759            171        (1,347)       105,583
      Equity securities                                                      4,366            ---          (667)         3,699
                                                                          --------      ---------      ---------      --------
Total securities available for sale                                       $111,125      $     171       $(2,014)      $109,282
                                                                          ========      =========      =========      ========
Securities held to maturity:
    U.S. Treasury securities and obligations of U.S. government agencies   $ 10,986     $       75    $       (6)      $ 11,055
    Obligations of states and political subdivisions                         27,768            126          (332)        27,562
    Mortgage-backed securities                                                  655            ---            (5)           650
                                                                           --------      ---------      ---------      ---------
Total securities held to maturity                                          $ 39,409      $     201      $   (343)      $ 39,267
                                                                           ========      =========      =========      ========

                                                                                         December 31, 1999

                                                                                         Gross          Gross       Estimated
                                                                         Amortized     Unrealized     Unrealized       Fair
                                                                          Cost           Gains         Losses        Value
                            Securities available for sale:
   U.S. Treasury securities and obligations of U.S.
               government agencies                                        $ 34,415    $       ---     $  (2,299)      $32,116
   Obligations of states and political subdivisions                          9,770             29           (68)        9,731
   Mortgage-backed securities                                               49,891              5        (3,288)       46,608
                                                                           --------      ---------      ---------      ---------
      Total debt securities                                                 94,076             34        (5,655)       88,455
      Equity securities                                                      4,362            ---          (969)        3,393
                                                                           --------      ---------      ---------      ---------
Total securities available for sale                                       $ 98,438     $       34     $ (6,624)      $91,848
                                                                          ========      =========      =========      ========

Securities held to maturity:
    U.S. Treasury securities and obligations of U.S.
                government agencies                                       $   4,047    $      ----    $      (36)     $  4,011
    Obligations of states and political subdivisions                         29,271             32        (1,355)       27,948
    Mortgage-backed securities                                                  893             15            (6)          902
                                                                           --------      ---------      ---------      ---------
Total securities held to maturity                                          $ 34,211     $       47     $  (1,397)      $32,861
                                                                          =========     ==========     =========      ========

       During the years ended December 31, 2000, 1999 and 1998, available-for-sale securities with a fair value at the date of sale of $1,500, $10,498 and $9,966, respectively, were sold. The gross realized gains or losses on such sales totaled $0, $6 and $191, respectively. The amortized cost and estimated fair value of securities as of December 31, 2000,

by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                                                Estimated
                                                                                 Amortized          Fair
                                                                                    Cost            Value
                                                                                    ----            -----
                     Securities available for sale:
                        Due in one year or less                                 $  12,748       $  12,725
                        Due after one year through five
                                   years                                           10,159          10,181
                        Due after five years through ten                                           19,319
                                   years                                           19,394
                        Due after ten years                                        16,943          16,718
                        Mortgage-backed securities                                 47,515          46,640
                            Equity securities                                       4,366           3,699
                                                                                  --------        --------
                                                                                $ 111,125       $ 109,282
                                                                                =========       =========
            Securities held to maturity:
                        Due in one year or less                                  $  6,489        $  6,489
                        Due after one year through five
                                   years                                           12,521          12,580
                        Due after five years through ten
                                   years                                           11,308          11,273
                        Due after ten years                                         8,436           8,275
                        Mortgage-backed securities                                    655             650
                                                                                 --------        --------
                                                                                 $ 39,409        $ 39,267
                                                                                 =========       =========
       Securities having carrying amounts of $97,491 and $97,894 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
4. Loans

       Loans consisted of the following:

                                                                                December 31,

                                                                            2000            1999
                                                                            ----            ----

            Real estate:
                        Residential                                    $ 70,915       $  72,695
                        Mortgage loans held for                                             426
                                  sale                                      778
                        Construction                                      5,350          10,743
                        Commercial                                       35,978          34,559

            Consumer                                                     57,361          69,542
            Commercial                                                   53,321          49,554
                                                                        -------        --------
                                                                        223,703         237,519
            Unearned income                                             (1,297)          (2,116)
            Allowance for loan losses                                   (5,483)          (4,270)
                                                                        -------        --------
            Net loans                                                  $216,923        $231,133
                                                                        =======        ========

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

      Transactions in the allowance for loan losses are summarized as follows:

                                                                   As of and for the year ended
                                                                             December 31,

                                                                    2000                  1999                 1998
                                                                    ----                  ----                 ----

            Balance at beginning of year                        $  4,270                $ 3,564            $  3,101
            Provision for loan losses                              2,832                  1,422                 785
            Loans charged off                                    (1,918)                 (1,058)                (526)
            Recoveries of loans previously charged
                       off                                           299                    342                 204
                                                               ---------                -------            ---------
            Balance at end of year                             $   5,483                $ 4,270            $  3,564
                                                               =========                =======            =========

      Non-accrual loans at December 31, 2000 and 1999 were $2,258 and $1,525, respectively.

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

      These related-party loan transactions are summarized as follows:

                                                                                          December  31,

                                                                                     2000               1999

            Balance at beginning of year                                         $    1,455         $    1,468

            New loans                                                                   273              1,170

            Repayments                                                                 (341)            (1,183)
                                                                                 -----------        -----------

            Balance at end of year                                               $    1,387         $    1,455
                                                                                ===========        ============
5. Premises and Equipment

      Premises and equipment consisted of the following at:

                                                                            December 31,
                                                                        ----------------------
                                                                         2000           1999
                                                                         ----           ----

            Land                                                        $ 2,920       $ 2,915
            Bank premises                                                 8,200         7,046
            Furniture, fixtures and equipment                             5,811         5,339
            Computer software                                             1,049         1,039
            Accumulated depreciation                                     (6,864)       (5,889)
                                                                         -------       -------
                                                                      $  11,116      $ 10,450
                                                                      =========      ========
6. Other Real Estate

      Other real estate transactions consisted of the following:

                                                                  As of and for the year ended
                                                                           December 31,
                                                                           ------------

                                                            2000                1999               1998
                                                            ----                ----               ----

            Beginning balance                           $   541                $   742         $   411
            Transfers of loans                            1,221                    134             360

            Sales                                          (754)                  (319)            (18)
            Provision for losses                            (32)                   (16)            (11)
                                                        --------                -------         --------
            Ending balance                              $   976                $   541         $   742
                                                        ========               ========        ==========
7. Interest-Bearing Deposits

      Interest-bearing deposits consisted of the following:

                                                                                             December 31,

                                                                                          2000            1999

            Demand (Now, SuperNow and money market)                                     $ 76,843      $  84,875
            Savings                                                                        9,780          9,448
            Individual retirement accounts                                                16,880         16,279
            Time deposits, $100,000 and over                                              63,773         65,389
            Other time deposits                                                          100,468         98,836
                                                                                        --------       --------
                                                                                        $267,744       $274,827
                                                                                        ========       ========

       Scheduled maturities of time deposits, including individual retirement accounts, outstanding at December 31, 2000, are as follows:

            2001                               $ 115,999
            2002                                  52,781
            2003                                   7,792
            2004                                   1,232
            2005                                   3,317
                                               ----------
                                                $181,121
                                                ========

      In the normal course of business, the Company has accepted deposits from certain directors, executive officers, principal shareholders and other related parties on substantially the same terms, including interest rates, as those prevailing at the time of comparable transactions with third-party customers. Such deposits were $889 and $791 at December 31, 2000 and 1999, respectively.

8. Other Borrowed Funds

      Other borrowed funds include advances of $70,000 at December 31, 2000 and 1999, from Federal Home Loan Bank ("FHLB"). The advances include $30,000 which accrue interest at fixed rates varying from 4.75% through 6.29% with interest paid monthly and maturities through November 2008. The Bank has a $40,000 advance from the FHLB at a 4.49% interest rate (fixed through January 21, 2002) that matures January 21, 2009. Interest is due monthly and the note is callable quarterly beginning April 22, 2002. The proceeds from this advance were used by the Company to purchase securities, which have been classified as available for sale. The advances are collateralized by the Bank's investment in FHLB stock, which totaled $3,893 and $3,596 at December 31, 2000 and 1999, respectively, and by a blanket pledge of the Bank's eligible real estate loans. The Bank had available collateral to borrow an additional $59,000 from the FHLB at December 31, 2000.

9. Income Taxes

      Income tax expense (benefit) consisted of the following:

                                             Year ended December 31,
                                         2000         1999        1998
            Current:
              Federal               $    869      $   1,470    $     999
              State                     (20)            229          155
                                    ---------     ---------    ----------
                                         849          1,699        1,154
            Deferred                    (247)          (204)        (149)
                                    ---------     ---------    ----------
                                    $    602      $   1,495     $  1,005
                                    =========     =========    ==========
       The differences between the Bank's actual income tax expense and amounts computed at the statutory rates are summarized as follows:

                                                                                           Year ended December 31,
                                                                                           -----------------------

                                                                                     2000            1999          1998
                                                                                     ----            ----          ----

            Amount computed at statutory rate on income before
                           income taxes                                             $ 1,172        $1,926          $ 1,379
            Increase (decrease) in income taxes resulting from:
                        State income taxes, net of federal benefit                     (35)           133               89
                        Income from non-taxable securities                            (467)          (517)            (447)
                        Other                                                          (68)           (47)             (16)
q                                                                                   --------    ----------         ---------
                                                                                    $  602      $   1,495          $ 1,005
                                                                                    ========    ==========         =========
       The Company made income tax payments of $1,458, $1,495 and $1,113 during the years ended December 31,
2000, 1999 and 1998, respectively.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets consisted of the following:

                                                                                                       December 31,
                                                                                                       --------------
                                                                                                       2000     1999
                                                                                                       ----     ----

            Allowance for loan losses                                                                $1,568    $1,117
            Other real estate                                                                            29        32
            Deferred compensation                                                                       190       160
            Net unrealized (gain) loss on securities available for sale                                 687     2,458
            Other                                                                                      (331)     (101)
                                                                                                      -------  -------
            Total net deferred tax assets                                                             $2,143   $ 3,666
                                                                                                      =======  =======

10. Employment Benefit Plans

      The Company has a defined contribution 401(k) plan with a profit sharing feature that covers substantially all employees. Participants in the 401(k) plan may contribute up to the maximum allowed by Internal Revenue Service regulations. The Company matches participants' contributions to the 401(k) plan up to 3% of each participant's annual salary. The Company may make a profit sharing contribution as determined by the Company's Board of Directors. The Company's matching and profit sharing contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the 401(k) plan were $104, $144 and $88 for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Company has an employee stock ownership plan ("ESOP") which covers substantially all employees. The Company may make contributions to the ESOP at the discretion of its Board of Directors and may be made in cash or common stock. The contributions vest 20% annually beginning with the participant's third year of service. The Company's contributions to the ESOP were $11, $60 and $165 for the years ended December 31, 2000, 1999 and 1998, respectively.

      In August of 1998, the Company adopted a stock incentive plan under which it plans to grant stock options for selected employees. As of December 31, 2000, no stock options had been granted under the plan.

     The Company maintains a self-insured medical plan. Under this plan, the Company self-insures, in part, coverage for substantially all full-time employees with coverage by insurance carriers for certain stop-loss provisions for losses greater than $30 for each occurrence up to a maximum benefit of $1,000. The Company's expenses pertaining to the self-insured medical plan, including accruals for incurred but not reported claims, were $509, $405 and $436 for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Company has deferred compensation agreements with certain officers for payments to be made over specified periods beginning when the officers reach age 65. Amounts accrued for these agreements are based upon deferred compensation earned, discounted over the estimated remaining service life of each officer. Deferred compensation expense totaled $82, $76 and $71 for the years ended December 31, 2000, 1999 and 1998, respectively.

11. Regulatory Matters

      The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. These guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). The Federal Reserve Board also utilizes a leverage ratio (Tier 1 capital divided by average total consolidated assets) to evaluate the capital adequacy of bank holding companies. Management believes, as of December 31, 2000, that the company exceeds all capital adequacy requirements to which it is subject. At December 31, 2000, the most recent regulatory notification categorized the Bank as well capitalized.

      The Company's actual capital amounts and applicable ratios are as follows:

                                                                                                            December 31,
                                                                                                            ------------

                                                                                                 2000          1999
                                                                                                 ----          ----

            Capital:
     Stockholders' equity                                                                      $ 36,795      $ 31,902
     Unrealized loss on securities, net of
                   income taxes                                                                   1,155         4,133
       Unrealized gain on equity securities, net                                                   (417)         --
                      income taxes
     Intangible asset                                                                               (79)          (87)
                                                                                                --------     ---------
     Tier 1 capital                                                                              37,454        35,948
     Qualifying allowance for loan losses                                                         3,046         3,138
                                                                                                --------     ---------
     Total capital                                                                             $ 40,500      $ 39,086
                                                                                                ========     ========
     Ratios:
     Total capital to risk-weighted assets                                                        16.76%        15.57%
     Tier 1 capital to risk-weighted assets                                                       15.50         14.38
     Tier 1 capital to total average assets (leverage ratio)                                       9.11          9.23

State banking regulations require the Mississippi Department of Banking and Consumer Finance to approve the payment of any dividends.
12. Off-Balance Sheet Risks, Commitments and Contingent Liabilities

      Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to support customers' trade transactions. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies. Collateral is obtained based on management's credit assessment of the customer. The Company's maximum exposure to credit losses for loan commitments (unused lines of credit) outstanding at December 31, 2000 and expiring during 2001 is $12,800.

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

13. Parent Company Condensed Financial Information
        Balance Sheets

                                                                                                  December 31,
                                                                                                  ------------

                                                                                              2000         1999
                                                                                              ----         ----
Assets:
Cash and cash equivalents                                                                  $ 1,733      $   1,878
Investment in subsidiaries                                                                  34,033         28,984

Due from subsidiaries                                                                           74             76
Premises and equipment                                                                       1,151          1,161
Other                                                                                           19             19
                                                                                         ---------      ----------
                        Total assets                                                       $37,010        $32,118
                                                                                         =========      =========
Liabilities                                                                              $     215      $     216

Stockholders' equity:
Common stock                                                                                 2,158          2,158
Paid-in capital                                                                             17,513         17,513
Retained earnings                                                                           18,347         16,364
Treasury stock                                                                                (68)            ---
                                                                                         ---------      ----------
Accumulated other comprehensive loss                                                       (1,155)        (4,133)
                                                                                         ---------      ----------
                        Total stockholders' equity                                          36,795         31,902
                                                                                         ---------      ----------
                        Total liabilities and stockholders' equity                         $37,010        $32,118
                                                                                         =========      =========

Statements of Income                                                                 Year ended December 31,

                                                                                   2000       1999            1998
Income:
Dividends from subsidiaries                                                   $    850    $   ----         $   750
Other                                                                               21          22              22
                                                                              --------    --------         --------
                        Total income                                               871          22             772
Expenses:
Interest expense                                                                  ----        ----             342
Other                                                                              219         204              55
                                                                              --------    --------         --------
                        Total expenses                                             219         204             397
                                                                              --------    --------         --------
Income (loss) before income taxes                                                  652       (182)             375
Income tax benefit                                                                  74          54             146
                                                                              --------    --------         --------
Income (loss) before equity in undistributed net income of                         726       (128)             521

              Subsidiaries
Equity in undistributed net income of subsidiaries                               2,120       4,299           2,528
                                                                              --------    --------         --------
Net income                                                                      $2,846      $4,171          $3,049
                                                                              ========    ========         ========

Statements of Cash Flows                                                            Year ended December 31,
                                                                                    -----------------------
                                                                                  2000       1999            1998
                                                                                  ----       ----            ----
Operating activities:
Net income                                                                      $2,846      $4,171       $   3,049
Adjustments to reconcile net income to net cash provided
      By (used in) operating activities:
              Undistributed net income of subsidiaries                         (2,120)     (4,299)         (2,528)
              Depreciation expense                                                  10           9               9
              (Increase) decrease in due from subsidiaries                           2          88           (514)
              Increase (decrease) in other liabilities                             ---       (127)             126
              Net cash provided by (used in) operating activities                  738       (158)             142
Investment activities:
              Capital contribution to subsidiary                                 (150)     (7,500)            ----

              Return of capital from  subsidiary                                   199        ----            ----
              Purchases of premises and equipment                                 ----        ----             (6)
              Net cash provided by (used in) investing activities                   49     (7,500)             (6)
Financing activities:
              Dividends paid                                                     (864)       (685)           (388)
              Payments on note payable to a bank                                  ----        ----         (3,600)
              Proceeds from sale of common stock                                  ----       1,721          12,199
              Purchases of treasury stock                                         (68)        ----            (72)
              Proceeds from sales of treasury stock                               ----        ----             225
              Net cash provided by (used in) financing activities                (932)       1,036           8,364
                                                                               -------     -------      ----------
              Net increase (decrease) in cash and cash equivalents               (145)     (6,622)           8,500
              Cash and cash equivalents at beginning of year                     1,878       8,500            ----
                                                                               -------     -------      ----------
              Cash and cash equivalents at end of year                         $ 1,733     $ 1,878      $    8,500
14. Fair Values of Financial Instruments

      Accounting principles generally accepted in the United States require disclosure of fair value information about financial instruments for which it is practicable to estimate fair value, whether or not the financial instruments are recognized in the financial statements. When quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated through comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

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

      The fair value estimates presented are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, these amounts have not been revalued for purposes of these financial statements since those dates. Therefore, current estimates of fair value may differ significantly from the amounts presented.

                                                                          December 31,
                                                                          ------------

                                                               2000                         1999
                                                               ----                         ----

                                                          Carrying         Fair         Carrying         Fair
                                                           Amount          Value          Amount         Value
                                                           ------          -----          ------         -----
            Securities available for sale                 $109,282       $109,282       $ 91,848       $ 91,848
            Securities held to maturity                     39,409         39,267         34,211         32,861
            Loans                                          216,923        215,520        231,133        231,460
            Interest-bearing deposits                      267,744        269,456        274,827        276,584
15. Subsequent Events

      On February 21, 2001, the Company signed a definitive agreement and plan of merger with Hancock Holding Company ("Hancock"). Under the terms of the agreement, each shareholder will have the right to elect to receive either (1) $11.00 in cash for each share of the Company's common stock, or (2) .55 shares of Hancock Series A Preferred Stock for each share of the Company's common stock. Under a formula set forth in the agreement, in the aggregate no more than 49% or less than 30% of the Company's common stock may be exchanged for cash. The Series A Preferred Stock will pay cumulative annual dividends of $1.60 per share and will be convertible into Hancock common stock at $45.00 per share. Subject to certain conditions, including the approval of the Company's shareholders and regulatory authorities, the merger is anticipated to be consummated in the late second or early third quarter of 2001.

                                                            PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information concerning the executive officers and directors of the Company.

     Name                                Age  Positions with the Company
     ----                                ---  --------------------------

Robert W. Roseberry                      50   Chairman and Chief Executive Officer, Director
Jane P. Roberts                          64   Vice Chairman and Secretary, Director
Kenneth M. Lott                          46   President and Chief Operating Officer, Director
O. B. Black, Jr.                         75   Director
William H. Jordan                        79   Director
James R. Pylant                          61   Director
Monty C. Roseberry                       59   Director
W. H. Macko                              50   Senior Vice President
Donna T. Rutland                         34   Chief Financial Officer and Treasurer
Sam B. Kendricks                         41   Chief Credit Officer

      Robert W. Roseberry began his career with the Bank in 1971 and has served in numerous positions. In 1986, he became Chief Executive Officer of the Bank and the Company. He has served as a director of the Bank since 1971 and as a director of the Company since its formation in 1986. Robert W. Roseberry and Monty C. Roseberry are half- brothers.

      Jane P. Roberts has worked with the Bank for 37 years. She assumed her current position of Vice Chairman in 1998. She has served as Secretary since 1986 and was the Secretary/Treasurer from 1986 to July of 1998. She has served as a director of the Bank since 1981 and as a director of the Company since its formation in 1986. Ms. Roberts and James R. Pylant are first cousins.

      Kenneth M. Lott began his banking career at First Mississippi National Bank in Hattiesburg in 1976. In 1988, he joined the Bank as Senior Vice President. He assumed his present position of President and Chief Operating Officer of the Company in July of 1998. He has served as a director of the Company since 1992.

      O. B. Black, Jr. has served as director of the Company since its formation in 1986. He was President of the Bank from 1975 to 1986 and retired as Vice Chairman of the Bank in 1988.

      William H. Jordan served as the Lamar County Engineer from 1966 to 1986. He retired from the Mississippi National Guard in 1976 as full Colonel. He has served as a director of the Company since 1991.

      James R. Pylant has served as a director of the Company since its formation in 1986. He currently serves as President of Lamar County Development Corp., which is a manufacturing company. Mr. Pylant and Jane P. Roberts are first cousins.

      Monty C. Roseberry has served as a director of the Company since its formation in 1986. Prior to retiring in 1995, Mr. Roseberry worked as a lab technician for Amerada Hess Corporation. Mr. Roseberry and Robert W. Roseberry are half-brothers.

      W. H. Macko has 24 years of banking experience, including loan collections, commercial and consumer lending, branch administration and loan operations. He joined the Bank in 1989 as Vice President and Branch Manager and assumed his present position of Senior Vice President of the Company in July of 1998.

      Donna T. Rutland, C.P.A., worked as a staff accountant with the accounting firm of McArthur, Thames, Slay and Dews, PLLC from 1988 to 1993. In 1993, she joined the Bank as Internal Auditor. In 1995, Ms. Rutland became Vice President and Controller of the Bank. In July of 1998, she assumed her present position as Chief Financial Officer and Treasurer of the Company.

      Sam B. Kendricks has 21 years of banking experience, 15 of which was with the largest bank holding company headquartered in Mississippi. His experience has primarily been in commercial lending, but also includes management of a community bank region. Sam joined the Bank in December of 1999 as Chief Credit Officer.

The executive officers of the Company are selected by the Board of Directors and hold office at the discretion of the Board of Directors.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers and directors are required by Securities and Exchange Commission Regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000 all Section 16(a) filing requirements applicable to the Company's executive officers and directors were complied with, except as follows: Sam B. Kendricks filed two late Form 4 in March and April 2000 with respect to one transaction on each form. W. H. Macko filed one late Form 4 in April, 2000 with respect to one transaction. Robert W. Roseberry's Form 5 filed in February, 2001 reported late one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table
                                                                                                                                  Long-Term
                                                                                                                                  ---------
                                                                       Annual Compensation                                     Compensation
                                                                       -------------------                                     ------------

                                                                                                                            Awards                Payouts

                                                                                      Restricted  Securities
                                                                        Other Annual     Stock    Underlying        LTIP          All Other
            Name & Principal Position Year  Salary ($)(1)  Bonus ($)  Compensation($)Award(s)($) Options(#)     Payouts($)  Compensation ($)(2)
            ------------------------- ---   -------------  ---------  -------------------------- ----------     ----------  -------------------

Robert W. Roseberry                     2000    148,050     29,380               0           0       0               0        4,496
    Chairman of the Board & Chief       1999    146,980     29,260               0           0       0               0       10,309
    Executive Officer                   1998    146,125     24,130               0           0       0               0       13,413

Jane P. Roberts                         .          2000     97,350          19,460           0       0               0        2,711
    Vice Chairman and Secretary         1999    134,250     26,900               0           0       0               0        9,451
                                                   1998    133,900          21,840           0       0               0       12,126

Kenneth M. Lott                         .          2000    120,545          23,720           0       0               0        3,478
    President and Chief Operating       1999    116,206     23,063               0           0       0               0        7,861
    Officer                             1998    106,306     16,246               0           0       0               0        9,041

Sam  B. Kendricks
    Chief Credit Officer                2000     92,455     25,872               0           0       0               0            0
                                                   1999      3,462               0           0       0               0            0
                                                   1998          0               0           0       0               0            0

       (1)        Includes directors' fees.

       (2)        Includes profit sharing, ESOP and 401(k) plan contributions.
Executive Salary Continuation Agreements

      The Company has entered into Executive Salary Continuation Agreements with Mr. Roseberry, Ms. Roberts and Mr. Lott to provide incentives to these officers to continue their employment with the Company on a long-term basis. The agreements provide for the continuation of annual salary payments upon retirement at age 65 or later for a period of 180 months (15 years) in the amounts of $50,500, $44,900 and $57,200 in the case of Mr. Roseberry, Ms. Roberts and Mr. Lott, respectively. The agreements also provide for continued salary payments if the executive dies, becomes disabled or if the executive's employment is terminated by the Company.

Stock Incentive Plan

      The Company has reserved 200,000 shares of Common Stock under the Company's Stock Incentive Plan, which was adopted in August of 1998. Under this Plan, the Board of Directors of the Company may grant options to employees of the Company and its subsidiaries for up to ten year terms and at an option exercise price equal to the fair market value of the stock on the date of the grant. No options have been granted under this Plan.

Director Compensation

      Directors receive a fee of $750 for each meeting of the Board of Directors of the Company and the Bank and for loan committee meetings attended. Historically, the Company has paid the directors an annual bonus in December of each year. In 2000, the bonus was $4,400 per person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 7, 2001 held by each director and each executive officer named in the Summary Compensation Table, by all directors and executive officers as a group, and by each person who is known by the Company to own beneficially more than five percent (5%) of each such class (who is not an executive officer or director of the Company). Except as otherwise indicated, no person named in the table shares voting or investment power with respect to his or her beneficially owned shares, and the address of each shareholder is the same as the address of the Company.

                                                                                                   Amount and
Name of Beneficial Owner                                                                           Nature of            Percent of
                                                                                                   Beneficial            Class(1)
                                                                                                   Ownership

Executive Officers and Directors

Robert W. Roseberry.....................................................................            388,271(2)           9.0%

Jane P. Roberts.........................................................................             90,000(3)          2.1

Kenneth M. Lott.........................................................................             58,940(4)          1.4

O. B. Black, Jr.........................................................................            223,746(5)          5.2

William H. Jordan.......................................................................               185,340          4.3

James R. Pylant.........................................................................            163,440(6)          3.8

Monty C. Roseberry......................................................................               100,210          2.3

All Executive Officers and Directors as a Group (9 persons).............................             1,237,750           28.7

Other 5% Shareholders

Donna R. Byrd(7)........................................................................               227,400          5.3

James E. Roseberry(8)...................................................................               288,060          6.7

       (1)        The percentages are calculated based on 4,307,207 shares issued and outstanding at March 7, 2001.

       (2)        Includes 56,711 shares held by spouse with respect to which Mr. Roseberry shares voting and investment power.

       (3)        Includes 69,120 shares held by spouse with respect to which Ms. Roberts shares voting and investment power.

       (4)        Includes 2,340 shares held by spouse and 4,800 shares held by a parent with respect to which Mr. Lott shares voting and investment power.

       (5)        Includes 69,963 shares held by spouse as trustee of a trust with respect to which Mr. Black shares voting and investment power and
       103,872 shares held by a family trust with respect to which Mr. Black's adult daughter is the trustee and Mr. Black shares voting and investment power.

       (6)        Includes 42,900 shares held by spouse with respect to which Mr. Pylant shares voting and investment power.

       (7)        Ms. Byrd is not a director or executive officer of the Company. Her address is 1072 Talowah Road, Purvis, Mississippi 39475.

       (8)        Mr. Roseberry is not an executive officer or director of the Company. His address is 122 Dean Rhyne Road, Purvis, Mississippi
       39475.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Robert W. Roseberry, a director and executive officer, is the owner of Roseberry Insurance Company, Inc., a credit life insurance agency which provides credit life insurance coverage solely to customers of the Bank. These services resulted in commissions to Roseberry Insurance Company, Inc. of $2,060 in 2000.

      The Bank from time to time makes loans to directors and executive officers, and to personnel of directors and executive officers. All such loans are made in the ordinary course of business, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectability or present other unfavorable features.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.        Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and
1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

4.2         Shareholder Rights Plan(1)

            4.3         Specimen Stock Certificate(2)

            10.1        Executive Salary Continuation Agreements(1)

            10.2        Stock Incentive Plan(2)

            21          Subsidiaries of the Registrant(1)

            23          Consent of Ernst & Young LLP

            (1) Filed as an exhibit to the S-1 Registration Statement of the Company (File No. 333-61355) filed on August 13, 1998 and incorporated by reference herein.

            (2) Filed as an exhibit to Amendment No. 1 to the S-1 Registration Statement of the Company (File
No. 333-61355) filed on October 1, 1998 and incorporated by reference herein.

B.           Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        BY:_______________________
                                                                              ROBERT W. ROSEBERRY
                                                                              CHAIRMAN AND
                                                                              CHIEF EXECUTIVE OFFICER
                                                                              (PRINCIPAL EXECUTIVE OFFICER)

DATE:  MARCH 29, 2001

                                                                        By:_____________________
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

SIGNATURES                                                              CAPACITIES                                                  DATE

/s/ O.B. Black, Jr.                                                     Director                                              March 29, 2001
- --------------------
O. B. Black, Jr.

/s/ William H. Jordan                                                   Director                                              March 29, 2001
- ----------------------
William H. Jordan

/s/ Kenneth M. Lott                                                     Director                                              March 29, 2001
- -------------------
Kenneth M. Lott

/s/ James R. Pylant                                                     Director                                              March 29, 2001
- -------------------
James R. Pylant

/s/ Jane P. Roberts                                                     Director                                              March 29, 2001
- --------------------
Jane P. Roberts

/s/ Monty C. Roseberry                                                  Director                                              March 29, 2001
- ----------------------
Monty C. Roseberry

/s/ Robert W. Rosberry                                                  Director (Principal                                   March 29, 2001
- ----------------------
Robert W. Roseberry                                                     Executive Officer)

/s/ Donna T. Rutland                                                    Chief Financial Officer                               March 29, 2001
- --------------------
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

                                                                        Exhibit 23

                      Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement
(Form S-3, No. 333-30354)  and related Prospectus dated February 14, 2000, of our report dated January 25, 2001, with respect to the consolidated financial statements of Lamar
Capital Corporation included in this Annual Report (Form 10-K) for the year ended
December 31, 2000.

Jackson, Mississippi
March 28, 2001