Form 10-Q
period 2001-03-31
LAMAR CAPITAL CORP
filed 2001-05-15
CIK 1067489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDING MARCH 31, 2001
or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTER ENDING MARCH 31, 2001

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

Registrant’s telephone number, including area code: 601-794-6047

NOT APPLICABLE
(name, address and fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

        4,307,207 shares of the Registrant's Common stock, $.50 par value, were outstanding as of May 11, 2001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                                March 31,     December 31,
                                                                                  2001           2000
                                                                                  -----          ----
                                                                               (Unaudited)
                                   ASSETS
Cash and due from banks                                                      $     13,394    $     13,170
Federal funds sold                                                                 28,760          12,510
                                                                                ---------        --------
Cash and cash equivalents                                                          42,154          25,680
Securities available for sale (amortized cost-$98,673 in 2001 and
         $111,125 in 2000)                                                         98,523         109,282
Securities held to maturity (fair value-$64,949 in 2001 and
         $39,267 in 2000)                                                          64,494          39,409
Loans:
     Real estate:
           Residential                                                             69,529          71,693
           Construction                                                             4,057           5,350
           Commercial                                                              37,258          35,978
     Consumer                                                                      52,429          57,361
     Commercial                                                                    53,106          53,321
                                                                                   ------          ------
                                                                                  216,379         223,703
Unearned income                                                                    (1,201)         (1,297)
Allowance for loan losses                                                          (5,756)         (5,483)
                                                                                 --------         -------
Net loans                                                                         209,422         216,923
Accrued interest receivable                                                         3,513           3,898
Premises and equipment                                                             10,987          11,116
Federal Home Loan Bank stock                                                        3,947           3,893
Other assets                                                                        4,928           5,294
                                                                                ---------       ---------
                  Total assets                                                  $ 437,968       $ 415,495
                                                                                =========       =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing                                                            $  36,078       $  38,687
Interest bearing:
    Demand                                                                         87,679          76,843
    Savings                                                                        10,331           9,780
    Time deposits less than $100,000                                              122,706         117,348
    Time deposits more than $100,000                                               70,587          63,773
                                                                                  -------        --------
                  Total deposits                                                  327,381         306,431
Interest payable                                                                    1,153           1,041
Other liabilities                                                                   1,107           1,228
Other borrowed funds                                                               70,000          70,000
                                                                                ---------        --------
                  Total liabilities                                               399,641         378,700

Stockholders' equity
Common stock, $ .50 par value, 50,000,000 shares authorized, 4,315,707              2,158         2,158
  shares issued and outstanding
Paid-in capital                                                                    17,513        17,513
Retained earnings                                                                  18,817        18,347
Treasury stock, 8,500 shares                                                          (68)          (68)
Accumulated other comprehensive loss                                                  (93)       (1,155)
                                                                                    -----       -------
                  Total stockholders' equity                                       38,327        36,795
                                                                                 --------      --------
                  Total liabilities and stockholders' equity                     $437,968      $415,495
                                                                                 ========      ========

See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share amounts)

                                                                   Three Months Ended
                                                                   ------------------
                                                                        March 31,
                                                                        ---------
                                                                    2001        2000
                                                                    ----        ----

Interest income:
Loans, including fees                                              $5,241      $5,688
Federal funds sold                                                    345         152
Interest on securities:
Taxable                                                             1,927       1,710
Non-taxable                                                           409         432
                                                                     ----         ---
                                                                    2,336       2,142
                                                                    -----       -----
                  Total interest income                             7,922       7,982
Interest expense:
Deposits                                                            4,000       3,593
Other borrowed funds                                                  881         887
                                                                     ----         ---
                  Total interest expense                            4,881       4,480
                                                                    -----       -----
Net interest income                                                 3,041       3,502
Provision for loan losses                                             395         391
                                                                     ----         ---
Net interest income after provision for loan losses                 2,646       3,111
Other income:
Service charges on deposit accounts                                   573         539
Other fees and operating income                                       299         246
                                                                     ----         ---
                  Total other income                                  872         785
Other expense:
Salaries and employee benefits                                      1,473       1,457
Occupancy expense                                                     244         226
Furniture and equipment expense                                       278         268
Other operating expense                                               639         672
                                                                     ----         ---
                  Total other expense                               2,634       2,623
                                                                   ------       -----
Income before income taxes                                            884       1,273
Income tax expense                                                    198         336
                                                                     ----         ---
Net income                                                            686         937
Other comprehensive income (loss), net of income taxes:
Change in unrealized gain (loss) on securities available for sale   1,062         268
                                                               ----------  ----------
Comprehensive Income                                              $ 1,748  $    1,205
                                                               ==========  ==========
Earnings per share-basic and dilutive                             $   .16  $      .22
                                                               ==========  ==========
Weighted average shares outstanding - basic and dilutive            4,307       4,316
                                                                    =====       =====

See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)

                                                                                 Accumulated
                                                                                    Other                            Total
                                        Common Stock        Paid-in    Retained  Comprehensive   Treasury Stock   Stockholders'
                                      Shares   Amount       Capital    Earnings     Income       Shares Amount       Equity
                                     -------- ---------     -------    --------     ------       ------ ------      --------

Balance at December 31, 1999       4,315,707   $ 2,158      $17,513    $16,364       $(4,133)     ---   $ ---        $31,902
Net income for 2000                                                      2,846                                         2,846
Dividend ($.20 per share)                                                 (863)                                         (863)
Purchase of  treasury stock                                                                      8,500   (68)            (68)
Change in unrealized gain (loss),
     net of income taxes, on
     securities available for sale                                                     2,978                           2,978
                                   ---------     -----       ------     ------        ------     -----   ----         ------
Balance at December 31, 2000       4,315,707     2,158       17,513     18,347        (1,155)    8,500   (68)         36,795
Net income for three months ended
     March 31, 2001                                                        686                                           686
Dividend ($.05 per share)                                                 (216)                                         (216)
Change in unrealized gain (loss),
     net of income taxes, on
     securities available for sale                                                     1,062                           1,062
                                 -----------   -------     --------    -------        -------    -----  -----        -------
Balance at March 31, 2001          4,315,707   $ 2,158     $ 17,513    $18,817        $  (93)    8,500  $(68)        $38,327
     (Unaudited)                 ===========   =======     ========    =======        =======    =====  =====        =======

See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                    Three Months Ended
                                                                   --------------------
                                                                        March 31,
                                                                       ----------
                                                                     2001        2000
                                                                     ----        ----
Operating activities
         Net income                                               $   686      $  937
         Adjustments to reconcile net income to net cash
provided by operating activities:
                  Provision for loan losses                           395         391
                  Depreciation and amortization expense               217         230
                  Amortization of securities premiums                  60          43
                  Accretion of securities discounts                  (187)        (82)
                  Loss on sales of other real estate                   --          17
                  Decrease in interest receivable                     385         355
                  Increase in interest payable                        112          64
                  Increase (decrease) in other assets                 844        (595)
                  Decrease in other liabilities                      (121)        (89)
                                                                    ------      ------
Net cash provided by operating activities                           2,391       1,271
Investing activities
         Securities held to maturity:
                  Proceeds from calls, maturities, and             14,505         696
                       principal  reductions
                  Purchase of securities                          (40,052)     (8,034)
         Securities available for sale:
                  Proceeds from calls, maturities, and principal   31,928       6,756
                       reductions
                  Purchases of securities                         (19,518)    (11,987)
         Purchase of Federal Home Loan Bank stock                     (54)        (55)
         Net decrease in loans                                      6,366       3,015
         Proceeds from sales of other real estate                     262          97
         Purchases of premises and equipment                          (88)     (1,094)
                                                                   -------     -------
Net cash used in investing activities                              (6,651)    (10,606)
Financing activities
         Net increase in deposits                                  20,950       2,914
         Dividends paid                                              (216)       (216)
                                                                    ------      ------
Net cash provided by financing activities                          20,734       2,698
                                                                    ------      ------
         Net increase (decrease) in cash and cash equivalents      16,474      (6,637)
         Cash and cash equivalents at beginning of period          25,680      31,875
                                                                   -------      ------
         Cash and cash equivalents at end of period               $42,154     $25,238
                                                                   -------      ------
 See accompanying notes.

LAMAR CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated balance sheet at December 31, 2000 and consolidated statement of stockholders' equity for the year ended December 31, 2000 have been derived from the audited consolidated financial statements at that date. The accompanying unaudited consolidated financial statements include the accounts of Lamar Capital Corporation and subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Lamar Capital Corporation's 2000 10-K.

SECURITES PORTFOLIOS

        In accordance with FAS No. 115 “Accounting for Certain Investment in Debt and Equity Securities”, as of March 31, 2001, the securities in the “Available for Sale” category included $148,000 in unrealized losses. Accordingly, total securities and total stockholders’ equity were decreased by $148,000 and $93,000 (net of taxes), respectively, at March 31, 2001 to reflect the adjustment of the securities portfolio to market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

        For the quarter ended March 31, 2001, the Company reported net income of $686,000 as compared to $937,000 for the same period in 2000. Basic and diluted earnings per share was $0.16 in 2001 as compared to $0.22 in 2000. The decrease in net income was primarily due to a decrease in net interest income.

        Total assets at March 31, 2001, increased $22.5 million over year end 2000 to $438.0 million reflecting an increase in deposits of $21.0 million. Federal funds and securities increased $30.6 million offset by a decrease of $7.3 million in loans.

        The return on average assets for the quarter ended March 31, 2001 was .64% as compared to year end 2000 of .69%; the return on average equity in 2001 was 7.42% as compared to 8.47% for 2000.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income is income produced by interest earning assets reduced by the interest expense associated with the funding of those assets. Changes in the mix of these interest-earning assets and interest-bearing liabilities and their yields and rates contribute to the levels of net interest income realized and have an impact on earnings.

        During the quarter ended March 31, 2001, net interest income decreased 13.6% over the comparable period in 2000. The decrease in 2001 is attributable to a change in the mix of the Company's interest-earning assets. Federal funds sold and securities increased while loans decreased. Interest-bearing liabilities increased 2.4% for the same periods primarily from increases in time deposits.

        The Company's net interest margin was 3.03% for the quarter ended March 31, 2001 compared to 3.67% for the same period in 2000. The decrease in net interest margin resulted from an increase in cost on interest-bearing liabilities of .33% and a decline in the yield of interest-earning assets of .48%.

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

        The Company's allowance for loan losses increased $273,000 to $5.8 million at March 31, 2001 compared to December 31, 2000. The Company's allowance for loan losses to total loans increased from 2.45% at December 31, 2000 to 2.66% for the quarter ended March 31, 2001.

Non-Interest Income

        For the quarter ended March 31, 2001, non-interest income was $887,000 compared to $785,000 for the same period in 2000, an increase of 13.0%. This increase was primarily due to the increases in service charges on deposit accounts.

Non-Interest Expense

        For the quarter ended March 31, 2001, non-interest expense was essentially flat at $2.6 million when compared to the same period in 2000. Non-interest expense levels are often measured using an efficiency ratio. The efficiency ratio measures the level of expense required to generate one dollar of revenue. At March 31, 2001, the Company's efficiency ratio was 61.2% as compared to 67.31% at March 31, 2000.

        Salaries and benefits comprise the largest portion of non-interest expense and increased only 1.1% when compared to the same period in 2000.

Income Taxes

        The Company's effective income tax rate decreased from 26.4% for the quarter ended March 31, 2000 as compared to 22.4% for the quarter ended March 31, 2001 as a result of the change in non-taxable income as a percentage of pretax income.

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

Capital

         The Company maintains risk-based capital levels well in excess of the minimum guidelines adopted by the Federal Reserve Board for bank holding companies. The Company's tier 1 capital and total risk-based capital ratios at March 31, 2001 were 15.21% and 16.48%, respectively. This compares to a tier 1 capital ratio of 15.50% and total risk-based capital ratio of 16.76% at December 31, 2000. The Company's leverage ratio was 9.69% at March 31, 2001 compared to 9.11% at December 31, 2000.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No changes from legal proceedings in Form 10-K from December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     Exhibits:
          None

     Reports on Form 8-K:
          A Form 8-K was filed on February 1, 2001, which disclosed the issuance of a Lamar Capital Corporation press release announcing an agreement in principle to merge with Hancock Holding Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BY: /s/ Robert W. Roseberry
                                                           ------------------------
                                                            ROBERT W. ROSEBERRY
                                                            CHAIRMAN AND
                                                            CHIEF EXECUTIVE OFFICER
                                                            (PRINCIPAL EXECUTIVE OFFICER)
DATE: MAY 14, 2001
                                                     BY: /s/ Donna T. Rutland
                                                         ---------------------
                                                          DONNA T. RUTLAND
                                                          CHIEF FINANCIAL OFFICER
                                                          (PRINCIPAL FINANCIAL OFFICER AND
                                                          PRINCIPAL ACCOUNTING OFFICER)
DATE: MAY 14, 2001